Form 10QSB
period 2007-06-30
Anoteros, Inc.
filed 2007-08-03
CIK 1390292

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

   ☒          QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For Quarter Ended: June 30, 2007; or

   ☐        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period _________ to __________

Commission File Number: 0-52561

ANOTEROS, INC.
(Exact name of Registrant as specified in its charter)

     Nevada                                                                                                                              88-0368849
    (State or other Jurisdiction of                                                                                                                                      (IRS Employer
    of Incorporation or Organization)                                                                                                                                            Identification No.)

2445 Fifth Avenue, Suite 440, San Diego, California                                                                                                                                        92101
(Address of principal executive offices)                                                                                                                                          (Zip Code)

(619) 239-2900
(Issuer’s telephone number, including area code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that a registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☒      No  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).                      Yes   ☐    No  ☒

As of July 26, 2007, there were 6,787,269 shares of the issuer's Common Stock, $0.001 par value, issued and outstanding.

Transitional Small Business Disclosure Format.                                                                                                                                         Yes   ☐    No  ☒

ANOTEROS INC. AND SUBSIDIARIES
Report on Form 10-QSB

PART I - FINANCIAL INFORMATION ...................................................................................................................................    3

ITEM 1.  FINANCIAL STATEMENTS. .........................................................................................................................    3
ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.
ANOTEROS, INC.
(A Development Stage Company)
Consolidated Balance Sheets

ASSETS
	June 30,	December 31,
	2007	2006
	(Unaudited)
CURRENT ASSETS

Cash	$761	$4,478

Total Current Assets	761	4,478

OTHER ASSETS

Artwork	24,290	20,440

Total Other Assets	24,290	20,440

TOTAL ASSETS	$25,051	$24,918

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

Accounts payable and accrued expenses	$-	$5,000
Accounts payable and accrued expenses - related party	17,699	2,332
Note payable - related party	81,074	70,524
Accrued interest payable - related party	24,714	21,597

Total Current Liabilities	123,487	99,453

TOTAL LIABILITIES	123,487	99,453

STOCKHOLDERS' EQUITY (DEFICIT)

Preferred stock: 25,000,000 shares authorized;
$0.001 par value; -0- shares issued and outstanding	-	-
Common stock: 100,000,000 shares authorized;
$0.001 par value; 6,787,269 and 6,737,269 shares
issued and outstanding, respectively	6,787	6,737
Additional paid-in capital	250,821	245,871
Deficit accumulated during the development stage	(356,044)	(327,143)

Total Stockholders' Equity (Deficit)	(98,436)	(74,535)

TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY (DEFICIT)	$25,051	$24,918

               The accompanying notes are an integral part of these consolidated financial statements.

ANOTEROS, INC.
(A Development Stage Company)
Consolidated Statements of Operations
(Unaudited)

					From Inception of
					the Development
					Stage on
	For the Three Months Ended		For the Six Months Ended		September 25, 1996 through
	June 30,		June 30,		June 30,
	2007	2006	2007	2006	2007

REVENUES	$-	$-	$-	$-	$867

OPERATING EXPENSES

Legal and professional	3,335	16,942	14,848	19,741	190,358
General and administrative	5,046	2,610	10,937	6,225	162,175

Total Operating Expenses	8,381	19,552	25,785	25,966	352,533

LOSS FROM OPERATIONS	(8,381)	(19,552)	(25,785)	(25,966)	(351,666)

OTHER EXPENSES

Interest expense	(1,611)	(956)	(3,116)	(1,885)	(25,895)
Loss on disposal of fixed assets	-	-	-	-	(250)
Gain on sale of fixed assets	-	-	-	-	1,767
Gain on sale of intellectual property	-	-	-	-	20,000

Total Other Expenses	(1,611)	(956)	(3,116)	(1,885)	(4,378)

NET LOSS	$(9,992)	$(20,508)	$(28,901)	$(27,851)	$(356,044)

BASIC LOSS PER SHARE	$(0.00)	$(0.00)	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING	6,779,027	6,108,429	6,783,125	6,108,429

               The accompanying notes are an integral part of these consolidated financial statements.

ANOTEROS, INC.
(A Development Stage Company)
Consolidated Statements of Stockholders' Equity (Deficit)

				Deficit
				Accumulated
			Additional	During the
	Common Stock		Paid-In	Development
	Shares	Amount	Capital	Stage
Balance at inception of the development
stage on September 25, 1996	-	$-	$-	$-

Common stock issued for cash
at $0.001 per share	2,000,000	2,000	(165)	-

Net loss from inception of the
development stage on September
25, 1996, through December 31, 1996	-	-	-	(1,109)

Balance, December 31, 1996	2,000,000	2,000	(165)	(1,109)

Common stock issued for cash
at $0.003 per share	1,330,000	1,330	2,670	-

Common stock issued for artwork
at 0.05 per share	5,000	5	245	-

Net income for the year ended
December 31, 1997	-	-	-	(2,976)

Balance, December 31, 1997	3,335,000	3,335	2,750	(4,085)

Common stock issued on January 19, 1998
for services rendered at $0.05 per share	5,000	5	245	-

Common stock issued for cash on
April 16, 1998 for $0.05 per share	24,000	24	1,176	-

Common stock issued for cash on
June 2, 1998 for $0.05 per share	30,000	30	1,470	-

Common stock issued for cash on
July 21, 1998 for $0.05 per share	10,000	10	490	-

Common stock issued on July 29, 1998
for services rendered at $0.05 per share	25,000	25	2,475	-

Common stock issued for cash on
December 7, 1998 for $0.05 per share	20,000	20	980	-

Common stock issued for cash on
December 21, 1998 for $0.05 per share	15,000	15	735	-

Net loss for the year ended
December 31, 1998	-	-	-	(7,779)

Balance, December 31, 1998	3,464,000	$3,464	$10,321	$(11,864)

               The accompanying notes are an integral part of these consolidated financial statements.

ANOTEROS, INC.
(A Development Stage Company)
Consolidated Statements of Stockholders' Equity (Deficit) (Continued)

				Deficit
				Accumulated
			Additional	During the
	Common Stock		Paid-In	Development
	Shares	Amount	Capital	Stage

Balance, December 31, 1998	3,464,000	$3,464	$10,321	$(11,864)

Common stock issued for cash on
February 16, 1999 for $0.05 per share	5,000	5	245	-

Common stock issued for cash on
March 30, 1999 for $0.05 per share	16,000	16	784	-

Common stock issued for cash on
May 4, 1999 for $0.05 per share	40,000	40	1,960	-

Common stock issued for cash on
May 18, 1999 at $0.05 per share	20,000	20	980	-

Common stock issued on May 18, 1999
for services rendered at $0.05 per share	200,000	200	9,800	-

Common stock issued for cash on
August 12, 1999 at $0.05 per share	20,000	20	980	-

Common stock issued for cash on
September 16, 1999 at $0.05 per share	20,000	20	980	-

Common stock issued on September 16, 1999
for services rendered at $0.05 per share	120,000	120	5,880	-

Common stock issued for cash on
September 21, 1999 at $0.05 per share	40,000	40	1,960	-

Common stock issued for cash on
October 11, 1999 at $0.05 per share	70,000	70	3,430	-

Common stock issued on October 11, 1999
for services rendered at $0.05 per share	470,000	470	23,030	-

Net loss for the year ended
December 31, 1999	-	-	-	(58,531)

Balance, December 31, 1999	4,485,000	4,485	60,350	(70,395)

Common stock issued on February 18, 2000
for services rendered at $0.05 per share	10,000	10	490	-

Common stock issued on March 10, 2000
for services rendered at $0.05 per share	110,000	110	5,390	-

Net loss for the year ended
December 31, 2000	-	-	-	(22,150)

Balance, December 31, 2000	4,605,000	$4,605	$66,230	$(92,545)

               The accompanying notes are an integral part of these consolidated financial statements.

ANOTEROS, INC.
(A Development Stage Company)
Consolidated Statements of Stockholders' Equity (Deficit) (Continued)

				Deficit
				Accumulated
			Additional	During the
	Common Stock		Paid-In	Development
	Shares	Amount	Capital	Stage

Balance, December 31, 2000	4,605,000	$4,605	$66,230	$(92,545)

Common stock issued on November 15, 2001
for services rendered at $0.10 per share	75,000	75	7,425	-

Net loss for the year ended
December 31, 2001	-	-	-	(14,626)

Balance, December 31, 2001	4,680,000	4,680	73,655	(107,171)

Common stock issued for cash on
May 2, 2002 at $0.10 per share	5,000	5	495	-

Net income for the year ended
December 31, 2002	-	-	-	(4,054)

Balance, December 31, 2002	4,685,000	4,685	74,150	(111,225)

Common stock issued on January 13, 2003
for services rendered at $0.10 per share	5,000	5	495	-

Common stock issued on July 28, 2003
in payment of debts at $0.10 per share	6,700	7	663	-

Net loss for the year ended
December 31, 2003	-	-	-	(8,877)

Balance, December 31, 2003	4,696,700	4,697	75,308	(120,102)

Common shares issued for extinguishment of
debt on March 31, 2004 at $0.10 per share	11,729	12	1,151	-

Common shares issued on March 31, 2004
for services rendered at $0.10 per share	150,000	150	14,850	-

Common shares issued on September 15, 2004
for services rendered at $0.10 per share	350,000	350	34,650	-

Net loss for the year ended
December 31, 2004	-	-	-	(60,127)

Balance, December 31, 2004	5,208,429	5,209	125,959	(180,229)

Common shares issued on February 22, 2005
for services rendered at $0.10 per share	25,000	25	2,475	-

Balance forward	5,233,429	$5,234	$128,434	$(180,229)

               The accompanying notes are an integral part of these consolidated financial statements.

ANOTEROS, INC.
(A Development Stage Company)
Consolidated Statements of Stockholders' Equity (Deficit) (Continued)

				Deficit
				Accumulated
			Additional	During the
	Common Stock		Paid-In	Development
	Shares	Amount	Capital	Stage

Balance forward	5,233,429	$5,234	$128,434	$(180,229)

Common shares issued on March 25, 2005
for services rendered at $0.10 per share	575,000	575	56,925	-

Common shares issued on December 22, 2005
for services rendered at $0.10 per share	300,000	300	29,700	-

Net loss for the year ended
December 31, 2005	-	-	-	(101,039)

Balance, December 31, 2005	6,108,429	6,109	215,059	(281,268)

Common shares issued on July 6, 2006 for
services rendered at $0.05 per share	338,840	338	16,602	-

Common shares issued on September 18, 2006
for accrued wages at $0.05 per share	100,000	100	4,900	-

Common shares issued on September 26, 2006
for cash at $0.05 per share	70,000	70	3,430	-

Common stock issued on November 1, 2006
for cash at $0.05 per share	120,000	120	5,880	-

Net loss for the year ended
December 31, 2006	-	-	-	(45,875)

Balance, December 31, 2006	6,737,269	6,737	245,871	(327,143)

Common stock issued on January 15, 2007 for
accrued wages at $0.10 per share (unaudited)	50,000	50	4,950	-

Net loss for the six months ended
June 30, 2007 (unaudited)	-	-	-	(28,901)

Balance, June 30, 2007 (unaudited)	6,787,269	$6,787	$250,821	$(356,044)

        The accompanying notes are an integral part of these consolidated financial statements.

ANOTEROS, INC.
(A Development Stage Company)
Consolidated Statements of Cash Flows
(Unaudited)

			From Inception
			of the
			Development
			Stage on
			September 25,
	For the Six Months Ended		1996 through
	June 30,		June 30,
	2007	2006	2007
CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(28,901)	$(27,851)	$(356,044)

Adjustments to reconcile net loss to
net cash used by operating activities:
Depreciation expense	-	-	257
Loss on disposal of equipment	-	-	250
Gain on sale of equipment	-	-	(1,767)
Common stock issued for services and fees	5,000	-	218,191
Gain on sale of intellectual property	-	-	(20,000)
Changes in operating assets and liabilities:
Decrease in inventory	-	-	53
Increase in accounts payable
and accrued expenses	13,484	23,026	47,524

Net Cash Used by Operating Activities	(10,417)	(4,825)	(111,536)

CASH FLOWS FROM INVESTING ACTIVITIES

Increase in artwork	(3,850)	-	(24,040)
Proceeds from sale of intellectual property	-	-	20,000
Purchase of fixed assets	-	-	(10,541)
Proceeds from sale of fixed assets			11,800

Net Cash Used by Investing Activities	(3,850)	-	(2,781)

CASH FLOWS FROM FINANCING ACTIVITIES

Payments on notes payable - related parties	-	-	(13,827)
Proceeds from notes payable - related parties	10,550	3,600	96,570
Common stock issued for cash	-	-	32,335

Net Cash Provided by Financing Activities	10,550	3,600	115,078

NET INCREASE (DECREASE) IN CASH	(3,717)	(1,225)	761

CASH AT BEGINNING OF PERIOD	4,478	1,915	-

CASH AT END OF PERIOD	$761	$690	$761

               The accompanying notes are an integral part of these consolidated financial statements.

ANOTEROS, INC.
(A Development Stage Company)
Consolidated Statements of Cash Flows (Continued)
(Unaudited)
			From Inception
			of the
			Development
			Stage on
			September 25,
	For the Six Months Ended		1996 through
	June 30,		June 30,
	2007	2006	2007
CASH PAID FOR

Interest	$-	$-	$-
Taxes	$-	$-	$-

SCHEDULE OF NON-CASH FINANCING AND
INVESTING ACTIVITIES

Common stock issued for services	$5,000	$-	$201,251
Common stock issued as payment
on debt	$-	$-	$1,833
Common stock issued for artwork	$-	$-	$250

               The accompanying notes are an integral part of these consolidated financial statements.

ANOTEROS, INC.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
June 30, 2007 and December 31, 2006

NOTE 1 -        SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

 This summary of significant accounting policies of Anoteros, Inc. and its wholly-owned subsidiary, Doolittle Edutainment Corp., is presented to assist in understanding  the Company’s consolidated financial statements.  Collectively, these entities are referred to hereafter as “the Company.” The consolidated financial statements and notes are representations of the Company’s management, which is responsible for their collective integrity and objectivity.  These accounting policies conform to accounting principles generally accepted in the Unites States of America, as well as standards of the Public Company Accounting Oversight Board (United States) and have been consistently applied in the preparation of the consolidated financial statements.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in accordance with such rules and regulations.  The information furnished in the interim condensed financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements.  Operating results for the six months ended June 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.

a.  Organization and Business Activities

Anoteros, Inc. (“Anoteros”) was incorporated under the laws of the State of Nevada on September 25, 1996 as Out of Bounds Sports Co.  Anoteros has been in the development stage since inception.  Anoteros has created certain pieces of artwork, and intends to further develop and market this artwork in conjunction with its wholly-owned subsidiary, Doolittle Edutainment Corp. (“Doolittle”).  Out of Bounds Sports Co. changed its name to Anoteros, Inc. on September 21, 2004.

Doolittle was incorporated under the laws of the State of Nevada on February 19, 2002 as a wholly-owned subsidiary of Anoteros.  Doolittle is working toward creating and marketing a series of children’s books.

The Company is seeking to further develop and market its artwork and children’s books, as well as other related accessories such as T-Shirts, sweatshirts, superballs, etc., through the Doolittle entity.  Additional external financing may be required to proceed with this and any supplemental business plans which may be developed by the Company.

b.  Revenue Recognition Policy

The Company currently has no source of revenues.  Revenue recognition policies will be determined when principal operations begin.

ANOTEROS, INC.
(A Development Stage Company)
Notes to the Consolidated Financial Statements (Continued)
June 30, 2007 and December 31, 2006

NOTE 1 -        SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

c.  Basic Loss Per Share

The computations of basic loss per share of common stock are based on the weighted-average number of shares outstanding during the period of the financial statements as follows:
                Loss                         Shares                        Per Share
(Numerator)    (Denominator)    Amount
For the period ended
 June 30, 2007                                                $     (28,901)        6,783,125    $  (0.00)

For the period ended
 June 30, 2006                                                $     (27,851)        6,108,429    $      (0.00)

d.  Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates

e. Preferred Stock

The company has authorized 25,000,000 shares of preferred stock with the following features such that the shares 1) may have voting powers (full or limited) or may be without voting powers; 2) may be made convertible into, or exchangeable for, shares of any other class of stock; and 3) may have rights upon distribution of assets of the Company.  The Company will determine preferences upon issuance.

NOTE 2 -       SHAREHOLDER LOAN

In October 1999, a shareholder advanced $10,000 to the Company.  From that date through June 30, 2007, the shareholder has made several additional advances, and the Company has made some partial payments on the advances.  As of June 30, 2007, the total principal balance of these advances totaled $81,074.   The loans accrue interest at 8.0% per annum.  Accrued interest at June 30, 2007 was $24,714.  The loans are due on demand.

NOTE 3 -       GOING CONCERN

The Company’s consolidated financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  However, the Company does not have significant operations to date, nor does it have an established source of revenues sufficient to allow it to continue as a going concern.  External financing, which is necessary for the Company to continue and proceed with operations, will either a) be loaned to the Company by its founder and principal shareholder, or b) will be generated by means of  a private placement being contemplated by management in which the Company would attempt to raise between $20,000 and $35,000. The Company has recently finished the final proofs of its first three children's books and is researching its options with regard to publishers and publishing.

ANOTEROS, INC.
(A Development Stage Company)
Notes to the Consolidated Financial Statements (Continued)
June 30, 2007 and December 31, 2006

NOTE 4 -        EQUITY ACTIVITY

During the six months ended June 30, 2007, the Company issued 50,000 shares of common stock to a former officer as payment on accrued wages in the amount of $5,000, at $0.10 per share.   In addition, the Company granted options to purchase 100,000 shares of the Company’s common stock at $0.25 per share with an immaterial Balck Scholes value of $59.00 calculated using a life of five years and a volatility of about 33%.  The options vest immediately, and expire on December 31, 2011.

NOTE 5 -       RELATED PARTY TRANSACTIONS

On January 15, 2007 the Company’s Board of Directors approved a salary of $5,000 per quarter for the Company’s chief executive officer.  During the six months ended June 30, 2007, the Company accrued executive wages in the amount of $10,000.

The Company engages the Chachas Law Group P.C. as its corporate and intellectual property counsel.  The managing partner of the Chachas Law Group P.C. is George G. Chachas, the President and CEO of the Company.  During the six months ended June 30, 2007, the Company has incurred legal fees in the amount of approximately $7,700 to the Chachas Law Group P.C.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND   RESULTS OF OPERATIONS.

CAUTIONARY FORWARD - LOOKING STATEMENT

Statements included in this Management's Discussion and Analysis of Financial Condition and Results of Operations, and in future filings by the Company with the Securities and Exchange Commission, in the Company's press releases and in oral statements made with the approval of an authorized executive officer which are not historical or current facts are "forward-looking statements" made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and are subject to certain risks and uncertainties that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. The following important factors, among others, in some cases have affected and in the future could affect the Company's actual results and could cause the Company's actual financial performance to differ materially from that expressed in any forward-looking statement: (i) the extremely competitive conditions that currently exist in the three dimensional software development marketplace are expected to continue, placing further pressure on pricing which could adversely impact sales and erode profit margins; (ii) many of the Company's major competitors in its channels of distribution have significantly greater financial resources than the Company; and (iii) the inability to carry out marketing and sales plans would have a materially adverse impact on the Company's projections. The foregoing list should not be construed as exhaustive and the Company disclaims any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

A.           Management’s Plan of Operation

The Company’s wholly-owned subsidiary, Doolittle Edutainment, which holds all intellectual property for the Company, is engaged in the children’s education and entertainment market, continues its plan for publication and distribution of its children books, and further development of additional books and exploitation of its intellectual property rights focused around its main character, “Doolittle.”  We are considered a development stage company. We have recognized only minimal revenue, and activities since our inception have been devoted primarily to raising capital and creating a character-based children’s book and accompanying apparel.  With the completion of its third title Book on July 3, 2007, we are now positioned for the submission of Books 1, 2 and 3 to various children's literary agents to seek publication and is exploring self publication as an alternative. We recently have begun to focus on developing the market for this book. As a result, we are a development stage enterprise as defined by SFAS 7. In our most recent operating period ended June 30, 2007, we recorded no revenue. Additionally, there were no revenues for the fiscal year ended December 31, 2006.  Accordingly, our auditors have issued a comment regarding our ability to continue as a going concern (please refer to the footnotes to the financial statements). Until such time that we are able to establish a consistent flow of revenues from our Doolittle products, sufficient to sustain or operations,   Management intends to rely primarily upon debt financing as needed to supplement the cash flows generated by the sale of our products.

To date, our efforts have been primarily focused on developing demand for our products, implementing our business strategy and raising working capital through equity financing. Our ability to generate revenues is primarily dependent upon our ability to cost-effectively and efficiently develop and market our products. Our priorities for the next six to twelve months of operations are to:

1.           Attempt to negotiate and facilitate a publishing contract for the publication of Book 1, 2 and 3 orpursue self publication;
2.           Implement a marketing strategy to reach target markets;
3.           Develop and strengthen strategic relationships;
4.           Respond to competitive developments; and
5.           Establish our brand identity.

In order to make the most efficient use of the capital available to us, we plan to print our books when we have orders from the purchasers in hand.  Standard terms will include a down payment with the order, which is typical in this industry. This down payment will be sufficient to cover the hard costs to publish the books as well as the initial operating expenses. Once the books are published the balance owing on the contracts with the sponsors will be due and payable. These amounts will provide for ongoing operating expenses.

We believe that without additional financing, our total current assets of $761, plus projected cash flows, will not be sufficient capital to allow us to implement our plan to continue developing our product line and develop relationships with publishers and/or retail outlets. Our current monthly operating expenses average less than $4,000 exclusive of management’s salaries, which are deferred until we begin selling our books.

Our total operating expenses for the period from September 25, 1996, (inception) to June 30, 2007 were $352,533, of which approximately 46% were general and administrative. The following table quantifies the components that comprise our general and administrative expenses for this period:

        DESCRIPTION                                               AMOUNT
        Legal and Professional Fees                                   $  190,358
        General and Administrative                                    $  162,175
        Wages and Salaries                                                 $             0
                Taxes                                                                          $             0
        Total General and Administrative Expenses      $ 352,533

We believe funds received through additional debt financing or the sale of additional shares of our common stock will be adequate to fund our operations and provide for our working capital needs for at least the next 12 to 24 months. As we grow our business and obtain a publishing deal and/or purchase orders for our books and other products, our revenues should grow on a consistent basis. By focusing our efforts on limiting general and administrative expenses as we increase revenue, we expect to increase our net income on a consistent basis as well.

RESULTS OF OPERATIONS

For the three months ended June 30, 2007 compared to the three months ended June 30, 2006.

As of September 25, 1996, (inception) to June 30, 2007, we have generated only minimal revenue.  We earned no revenues during the three month periods ended June 30, 2007 and 2006.  As a development stage company, our revenue is expected to be derived from the sale of our Doolittle products.

Operating expenses for the three months ended June 30, 2007 totaled $8,381, a 57% decrease from the comparable period of 2006.  This decrease resulted primarily from a sharp decrease in legal and professional fees in the current period.

The Company incurred a net loss of $9,992 during the three month period ended June 30, 2007, a 51% decrease from the comparable period of 2006.  This decrease resulted primarily from a decrease in legal and professional fees, slightly offset by an increase in interest expense in the current period. Basic net loss per share was $(0.00) for the three month period ended June 30, 2007, representing no change from the comparable period of 2006.

As of June 30, 2007, the Company had an accumulated deficit of $356,044 compared to $327,143 as of December 31, 2006. The shareholders' deficit as of June 30, 2007 was $98,436 compared to $74,535 as of December 31, 2006.

For the six months ended June 30, 2007 compared to the six months ended June 30, 2006.

As of September 25, 1996, (inception) to June 30, 2007, we have generated only minimal revenue.  We earned no revenues during the six month periods ended June 30, 2007 and 2006.  As a development stage company, our revenue is expected to be derived from the sale of our Doolittle products.

Operating expenses for the six months ended June 30, 2007 totaled $25,785 resulting in a change of less than five percent from the comparable period of 2006.  The Company recognized a decrease in legal and professional fees during the current period, offset by a similar increase in general and administrative expenses incurred.

The Company incurred a net loss of $28,901 during the six month period ended June 30, 2007, resulting in a change of less than five percent from the comparable period of 2006.  Basic net loss per share was $(0.00) for the six month period ended June 30, 2007, representing no change from the comparable period of 2006.

Liquidity and Capital Resources

As of June 30, 2007, the Company had a negative working capital of $122,726 compared to a negative working capital of $94,975 at December 31, 2006. The change in working capital resulted primarily from the Company’s operating losses.

During the six months ended June 30, 2007 the Company incurred a cash flow deficit of $10,417 from operating activities, and had negative cash flows from investing activities of $3,850. The Company met its cash requirements during this period through debt financing, realizing a cash inflow from financing activities in the amount of $10,550.

ITEM 3. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit to the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms, and that information is accumulated and communicated to our management, including our principal executive and principal financial officer (whom we refer to in this periodic report as our Certifying Officer), as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our Certifying Officer, the effectiveness of our disclosure controls and procedures as of June 30, 2007, pursuant to Rule 13a-15(b) under the Securities Exchange Act. Based upon that evaluation, our Certifying Officer concluded that, as of June 30, 2007, our disclosure controls and procedures were effective.

Changes in Internal Controls

There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION.

ITEM 1. LEGAL PROCEEDINGS.

On May 28, 2007, the Company received a notice from the Trademark Trial and Appeals Board that a request to extend the time to oppose the Company’s Trademark Application for “Doolittle” in Class 16, was granted until June 23, 2007 on behalf of potential opposer Twentieth Century Fox Corporation.  On June 25, 2007, the Company received a second notice from the Trademark Trial and Appeals Board that the request to extend the time to oppose the Company’s Trademark Application for “Doolittle” in Class 16, was granted until August 22, 2007 on behalf of potential opposer Twentieth Century Fox Corporation.   The Company filed an application for Trademark for the mark “Doolittle” in Class 16, representing children's activity books; children's storybooks; children's books; coloring books; comic books; educational books at elementary level; story books; and children's stories in illustrated form, on June 24, 2003 and on April 4, 2007, received notification from the United States Patent and Trademark Office of that the mark “Doolittle” would be published on April 24, 2007.  While Twentieth Century Fox Corporation has filed a request for additional time to file an opposition to the Company’s registration of the mark Doolittle in Class 16 no opposition has been filed as of the date of this report.

As previously reported in the Company’s Form 10-SB filed on April 12, 2007, Twentieth Century Fox Film Corporation filed Petition for Cancellation on July 1, 2005, with the United States Patent and Trademark Office against Doolittle Edutainment Corp., seeking the cancellation of the trademark “Doolittle Duds” which depicts the gorilla character Doolittle and is registered in the International class 25 which consists of clothing, shirts, T-shirts, sweat shirts and hats, which was granted and approved on July 4, 2000. Twentieth Century Fox Film Corporation claims to have a contractual relationship with Christopher Lofting the successor in interest to the rights of Hugh Lofting, the author of Doctor Dolittle and owner of the mark “Dr. Dolittle” which is registered in the class of “motion picture film novelties, entertainment services, television distribution, etc. alleges and claims that our trademark Doolittle Duds is to closely related to the mark Dr. Dolittle. The Company disagrees with these allegations and will defend such action as necessary and appropriate.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None

ITEM 5. OTHER INFORMATION.

None

ITEM 6. EXHIBITS

The following exhibits are filed as a part of this report:

Exhibit Number*	Title of Document	Location

Item 31	Rule 13a-14(a)/15d-14(a) Certifications
31.01	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Rule 13a-14	Attached

Item 32	Section 1350 Certifications
32.01	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer and Chief Financial Officer)	Attached
_______________
*
All exhibits are numbered with the number preceding the decimal indicating the applicable SEC reference number in Item 601 and the number following the decimal indicating the sequence of the particular document.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the Undersigned, thereunto duly authorized.

ANOTEROS INC.

Dated: August 2, 2007                                                        /s/ George G. Chachas
                                        __________________________________
By: George G. Chachas
Its: President and CEO