Form 10QSB
period 2007-09-30
Anoteros, Inc.
filed 2007-10-19
CIK 1390292

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

☒           QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended: September 30, 2007; or

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that a registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   ☒ Yes    ☐  No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   ☐ Yes   ☒   No

As of October 15, 2007, there were 6,787,269 shares of the issuer's Common Stock, $0.001 par value, issued and outstanding.

Transitional Small Business Disclosure Format   ☐  Yes    ☒  No

ANOTEROS INC. AND SUBSIDIARIES
Report on Form 10-QSB

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements
Item 2.  Management's Discussion and Analysis or Plan or Operations
Item 3.  Controls and Procedures

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings
Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds
Item 3.  Defaults Upon Senior Securities
Item 4.  Submission of matters to a Vote of Security Holders
Item 5.  Other Information
Item 6.  Exhibits

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

ANOTEROS, INC.
(A Development Stage Company)
Consolidated Balance Sheets

ASSETS
	September 30,	December 31,
	2007	2006
	(Unaudited)
CURRENT ASSETS

Cash	$842	$4,478

Total Current Assets	842	4,478

OTHER ASSETS

Artwork	30,466	20,440

Total Other Assets	30,466	20,440

TOTAL ASSETS	$31,308	$24,918

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

Accounts payable and accrued expenses	$-	$5,000
Accounts payable and accrued expenses - related party	23,498	2,332
Note payable - related party	90,074	70,524
Accrued interest payable - related party	26,425	21,597

Total Current Liabilities	139,997	99,453

TOTAL LIABILITIES	139,997	99,453

STOCKHOLDERS' EQUITY (DEFICIT)

Preferred stock: 25,000,000 shares authorized;
$0.001 par value; -0- shares issued and outstanding	-	-
Common stock: 100,000,000 shares authorized;
$0.001 par value; 6,787,269 and 6,737,269 shares
issued and outstanding, respectively	6,787	6,737
Additional paid-in capital	250,821	245,871
Deficit accumulated during the development stage	(366,297)	(327,143)

Total Stockholders' Equity (Deficit)	(108,689)	(74,535)

TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY (DEFICIT)	$31,308	$24,918

The accompanying notes are an integral part of these consolidated financial statements.

ANOTEROS, INC.
(A Development Stage Company)
Consolidated Statements of Operations
(Unaudited)
					From Inception of
					the Development
					Stage on
					September 25,
	For the Three Months Ended		For the Nine Months Ended		1996 through
	September 30,		September 30,		September 30,
	2007	2006	2007	2006	2007

REVENUES	$-	$-	$-	$-	$867

OPERATING EXPENSES

Legal and professional	3,480	6,694	18,328	26,436	193,838
General and administrative	5,062	4,953	15,998	11,178	167,236

Total Operating Expenses	8,542	11,647	34,326	37,614	361,074

LOSS FROM OPERATIONS	(8,542)	(11,647)	(34,326)	(37,614)	(360,207)

OTHER EXPENSES

Interest expense	(1,711)	(2,089)	(4,828)	(3,973)	(27,607)
Loss on disposal of fixed assets	-	-	-	-	(250)
Loss on sale of fixed assets	-	-	-	-	1,767
Gain on sale of intellectual property	-	-	-	-	20,000

Total Other Expenses	(1,711)	(2,089)	(4,828)	(3,973)	(6,090)

NET LOSS	$(10,253)	$(13,736)	$(39,154)	$(41,587)	$(366,297)

BASIC LOSS PER SHARE	$(0.00)	$(0.00)	$(0.01)	$(0.01)

WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING	6,787,269	6,443,060	6,784,522	6,220,624

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

ANOTEROS, INC.
(A Development Stage Company)
Consolidated Statements of Stockholders' Equity (Deficit) (Continued)

				Deficit
				Accumulated
			Additional	During the
	Common Stock		Paid-In	Development
	Shares	Amount	Capital	Stage

Balance forward	5,233,429	$5,234	$128,434	$(180,229)

Common shares issued on March 25, 2005
for services rendered at $0.10 per share	575,000	575	56,925	-

Common shares issued on December 22, 2005
for services rendered at $0.10 per share	300,000	300	29,700	-

Net loss for the year ended
December 31, 2005	-	-	-	(101,039)

Balance, December 31, 2005	6,108,429	6,109	215,059	(281,268)

Common shares issued on July 6, 2006 for
services rendered at $0.05 per share	338,840	338	16,602	-

Common shares issued on September 18, 2006
for accrued wages at $0.05 per share	100,000	100	4,900	-

Common shares issued on September 26, 2006
for cash at $0.05 per share	70,000	70	3,430	-

Common stock issued on November 1, 2006
for cash at $0.05 per share	120,000	120	5,880	-

Net loss for the year ended
December 31, 2006	-	-	-	(45,875)

Balance, December 31, 2006	6,737,269	6,737	245,871	(327,143)

Common stock issued on January 15, 2007 for
accrued wages at $0.05 per share (unaudited)	50,000	50	4,950	-

Net loss for the nine months ended
September 30, 2007 (unaudited)	-	-	-	(39,154)

Balance, September 30, 2007 (unaudited)	6,787,269	$6,787	$250,821	$(366,297)

The accompanying notes are an integral part of these consolidated financial statements.

ANOTEROS, INC.
(A Development Stage Company)
Consolidated Statements of Cash Flows
(Unaudited)

			From Inception
			of the
			Development
			Stage on
			September 25,
	For the Nine Months Ended		1996 through
	September 30,		September 30,
	2007	2006	2007
CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(39,154)	$(41,587)	$(366,297)

Adjustments to reconcile net loss to
net cash used by operating activities:
Depreciation expense	-	-	257
Loss on disposal of equipment	-	-	250
Gain on sale of equipment	-	-	(1,767)
Common stock issued for services and fees	-	-	213,191
Gain on sale of intellectual property	-	-	(20,000)
Changes in operating assets and liabilities:
Decrease in inventory	-	-	53
Increase in accounts payable
and accrued expenses	-	3,441	10,111
Increase in accounts payable
and accrued expenses - related party	25,994	26,473	49,923

Net Cash Used by Operating Activities	(13,160)	(11,673)	(114,279)

CASH FLOWS FROM INVESTING ACTIVITIES

Increase in artwork	(10,026)	-	(30,216)
Proceeds from sale of intellectual property	-	-	20,000
Purchase of fixed assets	-	-	(10,541)
Proceeds from sale of fixed assets			11,800

Net Cash Used by Investing Activities	(10,026)	-	(8,957)

CASH FLOWS FROM FINANCING ACTIVITIES

Payments on notes payable - related parties	-	-	(13,827)
Proceeds from notes payable - related parties	19,550	8,600	105,570
Common stock issued for cash	-	3,500	32,335

Net Cash Provided by Operating Activities	19,550	12,100	124,078

NET INCREASE (DECREASE) IN CASH	(3,636)	427	842

CASH AT BEGINNING OF PERIOD	4,478	1,915	-

CASH AT END OF PERIOD	$842	$2,342	$842

The accompanying notes are an integral part of these consolidated financial statements.

ANOTEROS, INC.
(A Development Stage Company)
Consolidated Statements of Cash Flows (Continued)
(Unaudited)

			From Inception
			of the
			Development
			Stage on
			September 25,
	For the Nine Months Ended		1996 through
	September 30,		September 30,
	2007	2006	2007
CASH PAID FOR

Interest	$-	$-	$-
Taxes	$-	$-	$-

SCHEDULE OF NON-CASH FINANCING AND
INVESTING ACTIVITIES

Common stock issued for services	$-	$0	$213,191
Common stock issued as payment
on debt	$5,000	$21,941	$6,833
Common stock issued for artwork	$-	$-	$250

The accompanying notes are an integral part of these consolidated financial statements.

ANOTEROS, INC.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
September 30, 2007 and December 31, 2006

NOTE 1 -        SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

This summary of significant accounting policies of Anoteros, Inc. and its wholly-owned subsidiary, Doolittle EduTainment Corp., is presented to assist in understanding the Company’s consolidated financial statements. Collectively, these entities are referred to hereafter as “the Company.” The consolidated financial statements and notes are representations of the Company’s management, which is responsible for their collective integrity and objectivity. These accounting policies conform to accounting principles generally accepted in the Unites States of America, as well as standards of the Public Company Accounting Oversight Board (United States) and have been consistently applied in the preparation of the consolidated financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim condensed financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Operating results for the nine months ended September 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.

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

ANOTEROS, INC.
(A Development Stage Company)
Notes to the Consolidated Financial Statements (Continued)
September 30, 2007 and December 31, 2006

NOTE 1 -        SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

c.  Basic Loss Per Share

The computations of basic loss per share of common stock are based on the weighted-average number of shares outstanding during the period of the financial statements as follows:

                Loss                   Shares                         Per Share
(Numerator)      (Denominator)    Amount
For the period ended
 September 30, 2007                                     $      (39,154)          6,784,522              $     (0.01)

For the period ended
 September 30, 2006                                     $      (41,587)          6,220,624              $     (0.01)

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

NOTE 2 -        SHAREHOLDER LOAN

In October 1999, a shareholder advanced $10,000 to the Company.  From that date through September 30, 2007, the shareholder has made several additional advances, and the Company has made some partial payments on the advances.  As of September 30, 2007, the total principal balance of these advances totaled $90,074.   The loans accrue interest at 8.0% per annum.  Accrued interest at September 30, 2007 was $26,425.  The loans are due on demand.

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

ANOTEROS, INC.
(A Development Stage Company)
Notes to the Consolidated Financial Statements (Continued)

NOTE 4 -        EQUITY ACTIVITY

During the nine months ended September 30, 2007, the Company issued 50,000 shares of common stock to a former officer as payment on accrued wages in the amount of $5,000, at $0.10 per share.   In addition, the Company granted options to purchase 100,000 shares of the Company’s common stock at $0.25 per share with an immaterial Black Scholes of $59.00 calculated using a life of five years and a volatility of about 33%.  The options vest immediately, and expire on December 31, 2011.

NOTE 5 -        RELATED PARTY TRANSACTIONS

On January 15, 2007 the Company’s Board of Directors approved a salary of $5,000 per quarter for the Company’s chief executive officer.  During the nine months ended September 30, 2007, the Company accrued executive wages in the amount of $15,000.

The Company engages the Chachas Law Group P.C. as its corporate and intellectual property counsel.  The managing partner of the Chachas Law Group P.C. is George G. Chachas, the President and CEO of the Company.  During the nine months ended September 30, 2007, the Company has incurred legal fees in the amount of approximately $8,509 to the Chachas Law Group P.C.

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

A.           Management’s Plan of Operation

The Company’s wholly-owned subsidiary, Doolittle Edutainment, which holds all intellectual property for the Company, is engaged in the children’s education and entertainment market, continues its plan for publication and distribution of its children books, and further development of additional books and exploitation of its intellectual property rights focused around its main character, “Doolittle.”  We are considered a development stage company. We have recognized only minimal revenue, and activities since our inception have been devoted primarily to raising capital and creating a character-based children’s book and accompanying apparel.   Following the completion of its third title book in July 2007, during the period ending September 30, 2007, the Company entered into an agreement with BookMasters Inc., to print an initial run of 250 of each of the first three book titles for marketing and presentation purposes to various children's literary agents to seek publication.   With this printing of the first three titles the copyright process will be completed and these titles entered into the Library of Congress.  We recently have begun to focus on developing the market for this book. As a result, we are a development stage enterprise as defined by SFAS 7. In our most recent operating period ended September 30, 2007, we recorded no revenue. Additionally, there were no revenues for the fiscal year ended December 31, 2006.  Accordingly, we have issued a comment regarding our ability to continue as a going concern (please refer to the footnotes to the financial statements). Until such time that we are able to establish a consistent flow of revenues from our Doolittle products, sufficient to sustain our operations, Management intends to rely primarily upon debt financing as needed to supplement the cash flows generated by the sale of our products.

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
3.           Continue the development of future book titles;
4.           Develop and strengthen strategic relationships;
5.           Respond to competitive developments; and
6.           Establish our brand identity.

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

We believe that without additional financing, our total current assets of $842, plus projected cash flows, will not be sufficient capital to allow us to implement our plan to continue developing our product line and develop relationships with publishers and/or retail outlets. Our current monthly operating expenses average less than $4,000 exclusive of management’s salaries, which are being accrued until we begin selling our books.

Our total operating expenses for the period from September 25, 1996, (inception) to September 30, 2007 were $361,074, of which approximately 46% were general and administrative. The following table quantifies the components that comprise our operating expenses for this period:

DESCRIPTION                                                   AMOUNT
Legal and Professional Fees                                      $  193,838
Other General and Administrative            $  167,236
Taxes                             $             0
Total General and Administrative Expenses         $ 361,074

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

RESULTS OF OPERATIONS

For the three months ended September 30, 2007 compared to the three months ended September 30, 2006.

From September 25, 1996, (inception) to September 30, 2007, we have generated only minimal revenue.  We earned no revenues during the three month periods ended September 30, 2007 and 2006.  As a development stage company, our revenue is expected to be derived from the sale of our Doolittle products.

Operating expenses for the three months ended September 30, 2007 totaled $8,542, a 27% decrease from the comparable period of 2006.  This decrease resulted primarily from a sharp decrease in legal and professional fees in the current period.

The Company incurred a net loss of $10,253 during the three month period ended September 30, 2007, a 25% decrease from the comparable period of 2006.  This decrease resulted primarily from a decrease in legal and professional fees, slightly offset by an increase in general and administrative expenses in the current period. Basic net loss per share was $(0.00) for the three month period ended September 30, 2007, representing no change from the comparable period of 2006.

As of September 30, 2007, the Company had an accumulated deficit of $366,297 compared to $327,143 as of December 31, 2006. The shareholders deficit as of September 30, 2007 was $108,689 compared to $74,535 as of December 31, 2006.

For the nine months ended September 30, 2007 compared to the nine months ended September 30, 2006.

As of September 25, 1996, (inception) to September 30, 2007, we have generated only minimal revenue.  We earned no revenues during the nine month periods ended September 30, 2007 and 2006.  As a development stage company, our revenue is expected to be derived from the sale of our Doolittle products.

Operating expenses for the nine months ended September 30, 2007 totaled $34,326 resulting in a change of approximately nine percent from the comparable period of 2006.  The Company recognized a decrease in legal and professional fees during the current period, offset by a similar increase in general and administrative expenses incurred.

The Company incurred a net loss of $39,154 during the nine month period ended September 30, 2007, resulting in a change of approximately six percent from the comparable period of 2006.  Basic net loss per share was $(0.01) for the nine month period ended September 30, 2007, representing no change from the comparable period of 2006.

Liquidity and Capital Resources

As of September 30, 2007, the Company had negative working capital of $139,155 compared to negative working capital of $94,975 at December 31, 2006. The change in working capital resulted primarily from the Company’s operating losses.

During the nine months ended September 30, 2007 the Company experienced negative cash flow of $13,160 from operating activities, and had negative cash flows from investing activities of $10,026. The Company met its cash requirements during this period through debt financing, realizing a cash inflow from financing activities in the amount of $19,550.

ITEM 3. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit to the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms, and that information is accumulated and communicated to our management, including our principal executive and principal financial officer (whom we refer to in this periodic report as our Certifying Officer), as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our Certifying Officer, the effectiveness of our disclosure controls and procedures as of September 30, 2007, pursuant to Rule 13a-15(b) under the Securities Exchange Act. Based upon that evaluation, our Certifying Officer concluded that, as of September 30, 2007, our disclosure controls and procedures were effective.

Changes in Internal Controls

There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION.

ITEM 1. LEGAL PROCEEDINGS.

Doolittle Trademark – Class 16 and 28

On May 28, 2007, the Company received a notice from the Trademark Trial and Appeals Board that a request to extend the time to oppose the Company’s Trademark Application for “Doolittle” in Class (16)(2), was granted until June 23, 2007 on behalf of potential opposer Twentieth Century Fox Corporation.  On June 25, 2007, the Company received a second notice from the Trademark Trial and Appeals Board that the request to extend the time to oppose the Company’s Trademark Application for “Doolittle” in Class (16)(2), was granted until August 22, 2007 on behalf of potential opposer Twentieth Century Fox Corporation.   The Company filed an application for Trademark for the mark “Doolittle” in Class 16 representing children's activity books; children's storybooks; children's books; coloring books; comic books; educational books at elementary level; story books; and children's stories in illustrated form and Class 28 representing toys and sporting goods, on June 24, 2003 and on April 4, 2007, received notification from the United States Patent and Trademark Office that the mark “Doolittle” would be published on April 24, 2007.

On August 21, 2007, Twentieth Century Fox Film Corporation filed a Notice of Opposition, with the United States Patent and Trademark Office against Doolittle Edutainment Corp., opposing the registration of the trademark “Doolittle” n the Class 16 and Class 28.  Twentieth Century Fox Film Corporation claims to have a contractual relationship with Christopher Lofting the successor in interest to the rights of Hugh Lofting, the author of Doctor Dolittle and owner of the mark “Dr. Dolittle” which is registered in the class of “motion picture film novelties, entertainment services, television distribution, etc.  Twentieth Century Fox Film Corporation alleges and claims that our trademark Doolittle is to closely related to the mark Dr. Dolittle and would cause confusion and mistake. The Company disagrees with these allegations and will defend such action as necessary and appropriate.

On September 14, 2007, Twentieth Century Fox Film Corporation filed a Withdrawal of Opposition, with the United States Patent and Trademark Office against Doolittle Edutainment Corp., effectively withdrawing its notice of opposition to the Company’s application for registration of the mark Doolittle in Class 16 and 28.

Doolittle Duds Trademark

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

The Company has ceased using the trademark “Doolittle Duds” and therefore chose not to file an affidavit of continued use under Section 8, whereupon the Doolittle Duds trademark was deemed abandon, and effectively ending the cancellation proceeding filed by Twentieth Century Fox Film Corporation.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None

ITEM 5. OTHER INFORMATION.

None

ITEM 6. EXHIBITS

The following exhibits are filed as a part of this report:

Exhibit Number*	Title of Document	Location

Item 31	Rule 13a-14(a)/15d-14(a) Certifications
31.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Rule 13a-14	Attached
Item 32	Section 1350 Certifications
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer and Chief Financial Officer)	Attached
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

ANOTEROS INC.

Date: October 19, 2007                                                                       /s/  George G. Chachas
By: George G. Chachas
Chief Executive Officer and Chief Financial Officer