Form 10KSB
period 2007-12-31
Anoteros, Inc.
filed 2008-03-27
CIK 1390292

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

___________

FORM 10-KSB
___________

  ☒ ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
       EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

Commission File Number: 0-52561
___________________________________

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

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act: Common Stock, $0.001 Par Value

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that a registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   ☒   Yes    ☐   No

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.   ☐

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   ☒ Yes    ☐   No

Check here if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.   ☐   Yes   ☒   No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   ☐   Yes   ☒   No

Issuer’s revenues for its most recent fiscal year: None.

As of March 21, 2008, there were 6,978,769 shares of the registrant’s Common Stock outstanding.  The aggregate market value of the Common Stock held by non-affiliates was approximately $498,768 based on the closing sales price of the Common Stock of $0.20 per share as quoted on the Pink Sheets on such date.

Transitional Small Business Disclosure Format (check one):   ☐   Yes   ☒   No

ANOTEROS INC.
Report on Form 10-KSB

PART I.

FORWARD LOOKING STATEMENTS

This annual report contains certain forward-looking statements and for this purpose any statements contained in this annual report that are not statements of historical fact may be deemed to be forward-looking statements.  Without limiting the foregoing, words such as "may," "will," "expect," "believe," "anticipate," "estimate" or "continue" or comparable terminology are intended to identify forward-looking statements.  These statements by their nature involve substantial risks and uncertainties, and actual results may differ materially depending on a variety of factors, many of which are not within our control.  These factors include but are not limited to economic conditions generally and in the markets in which Technology Resources may participate, competition within Anoteros’ chosen industry, technological advances and failure by us to successfully develop business relationships.

ITEM 1.    DESCRIPTION OF BUSINESS.

Business Development

Anoteros  Inc. (referred to as “Anoteros”, the “Company”, “we”, “us”, or “our”) through its wholly-owned subsidiary, Doolittle Edutainment, which holds all of our intellectual property, is engaged and in the children’s education and entertainment market.  Our mission is to entertain and educate children through various avenues focused around our main character, “Doolittle” and further development of additional books and the exploitation of our intellectual property rights.

The Company was incorporated on September 25, 1996 under the laws of the State of Nevada, as Out of Bounds Sports Co. and initially entered the sports wear market, manufacturing and marketing tee shirts, golf shorts and hats with the “OB Golf” and “OB Sports” logo.   The Company turned its focus to the children’s education and entertainment arena utilizing the gorilla charter “Doolittle” depicted in various sporting activities and worked on various story lines and character treatments.  We complete the final story line and draft of Book 1 – The Story of Doolittle, an Exceptional Young Gorilla in May 2000. The story line and preliminary draft of Book 2 – The Adventures of Dynamic Doolittle – Episode 1 “The Problem with Paulie Python” was completed in October 2000 and, the story line and preliminary draft of Book 3 - Doolittle’s Very, Very Bad Day was completed in May 2001

On February 19, 2002 the Company formed Doolittle Edutainment Corp., a Nevada corporation (“Doolittle Edutainment”) as a wholly-owned subsidiary, for the purpose of holding the intellectual property and other assets relating the Doolittle books and product line.

On September 22, 2004, we Company changed our name from Out of Bounds Sports Co. to Anoteros, Inc

In 2006 and 2007, we completed layout, compilation and assembly of Books 1, 2 and 3 and in 2007 we completed our first three book titles which depict our main character named “Doolittle”:

            •   Book 1 - titled “Doolittle – An Exceptional Young Gorilla” addresses the issue of cheating on a very elementary children’s level.

•   Book 2 - titled “The Adventures of Dynamic Doolittle Episode I – “The Problem with Paulie Python.”  This book introduces additional characters and has Doolittle taking on “super powers” (i.e. speed and strength). This book addresses the concept of sharing.

•   Book 3 - titled “Doolittle’s Very, Very Bad Day” addresses Doolittle’s negative attitude regarding doing home-work.

We have self published the initial three books with an initial run of 250 copies which are being utilized in exploring various distribution avenues.

Business of Issuer

The focal point and main character of our books is “Doolittle” which was created to target toddlers and young children. The character of Doolittle is portrayed as a charismatic, rough ‘n tough little Gorilla who is a bit mischievous, has more than a little “attitude,” but is also cool and cuddly. Doolittle has been developed to be an all-round good guy, roll model and inspiration that will befriend, teach and capture the imagination of kids by excelling at sports, seeking adventure and enjoying things that are popular with children.

While there is no requirement for Doolittle to be a “family values” character, good citizenship, decency and manners are an underpinning we have instilled in the stories and assets developed to date.   Our vision is to position Doolittle, along with his sidekicks, “Ajax” and “R-Dub” in various situations that evoke a need for children to make positive decisions.  The story lines are designed to promote tolerant messages while keeping children engaged and entertained.  Our goal is to teach and entertain kids with Doolittle as a positive role model. We believe that our books, three of which have been completed, along with additional education and entertainment products, which we may choose to produce, such as workbooks, coloring books and puzzles, have and will be developed in such a way that will complement and compete with the existing industry.  With the success of competitor company characters and products, we believe that we can create a successful niche for Doolittle along with subsequent characters.
We will endeavor to make Doolittle (and subsequent characters) a household name for children and families. To obtain this goal we have various options to expand its presence by licensing the character to one or more companies to produce, distribute, market and retail the books and products  to the mass market through highly visible and available channels including retailing, the internet, software games, publishing and all visual media markets. Although no significant relationships exist and no substantial relationships have been formed at this time we intend to pursue such opportunities as they present themselves.

Principal Products or Services and Their Markets.

We have completed and self published our initial three children’s books as well as various articles of clothing and toys, such as T-shirts, sweat shirts, super balls and stickers to develop and raise consumer awareness for the Doolittle character.

We have also completed character treatments (i.e an outline summary) and themes for books 4 and 5 and at such time as we deem appropriate, based on the interest in, and feedback for, our initial books, we will continue the further development of these books. The goal will be to continually develop and produce quality books geared towards children with the lessons conveyed through a recognizable and respected character. Future products for character and name branding could include plush toys (stuff animals), coloring books, puzzles, playground balls, games and interactive software.

Market Analysis - Doolittle’s Niche

Doolittle is focused on the young children’s market specifically ages 3-10 years. We believe we can develop a specialty niche with Doolittle in this market. As we develop our brand name, we envision aligning our Doolittle character with schools and pee-wee and junior league sport clubs to promote and support sports activities. This will allow us to expand our brand name (i.e. character) loyalty directly to the family and social infrastructure of society.

Distribution Methods of the Products or Services.

Publishing

We are exploring the possibility of traditional publishing for the first three books. Traditional publishing is often difficult and time consuming to find a publisher willing to take on a new book line. If traditional publishing does not prove successful, we will continue to self-publish our books and seek to negotiate a distribution agreement with one or more book distribution sources.  While having a publisher to promote and market the Company’s books would be the preferred method to achieve quicker market penetration, we believe that self publication and distribution through the various available distribution sources would be a viable alternative to traditional publishing and would allow us to retain total control of the product from inception through distribution.

Internet

Due to the popularity of the internet, businesses must utilize the World Wide Web to promote market and sell products and services to consumers. We see great opportunities to build our brand name through a website and have secured the website address www.doolittleedutainment.com which is under development. We intend to develop the website as a dynamic and interactive website designed for kids but also informative for parents, consumers and retailers.  We intend that the completed version of the website will consist of information about the Company, the stories of “Doolittle” and will include games and a sports and adventures section that will be interactive, informative and entertaining for kids. Pending sufficient funding and capital resources, we will seek to establish and develop “Club Doolittle” as part of our website. We intent is to utilize Club Doolittle to build a customer data base by allowing customers to sign-up for free drawings to win books and other products.

The web site will showcase our products to consumers and will provide an online catalogue allowing the consumer to purchase our books, and other products via the internet. Customers will be able to access our product brochure online which will feature all designs, colors, options, sizing charts, inventory availability and closeout specials. We envision that the website will be continually upgraded and modified by adding content that will make the visitor’s experience as user friendly, informative and entertaining as possible.

We view our website as an important tool for building and marketing our brand name. At this time the website is still in the development stages and no specific date has been identified for the official launch of www.doolittleedutainment.com.

Licensing

We plan to focus on the potential for licensing of our intellectual property, namely the Doolittle character and illustrations depicting Doolittle in various sporting activities. This direction, if successful, would allow us to realize quicker market penetration, growth and revenue.  We believe that our main character Doolittle and his two friends Ajax and R-Dub along with our books, apparel line and other accessory items have been developed to the point that we have viable marketable properties for licensing.

Status of any Publicly Announced New Product or Services.

As of the date of this report there are no new products or services for which the company has publicly announced the release date. As set forth herein, we have completed and published Books 1, 2 and 3, and have completed the character treatment for two potential future books.

Competitive Business Conditions.

Our products are in direct competition with many different companies in this highly competitive industry. Many of these companies have substantial current assets and cash reserves and include companies such as Disney, Warner Brothers, and Nickelodeon among numerous others. This industry is highly competitive and it takes time and capital to develop the concept of a character and bring it to the marketplace. Since diverse distribution channels are available, we believe that we can be successful in bringing our character representation to the marketplace.

Sources and Availability of Raw Materials.

We do not utilize any specialized raw materials. All necessary required materials, if any, are readily available. The Company is not aware of any existing or future problem that will materially affect the source and availability of any materials which would be required by the Company.

Dependence on One or a Few Major Customers.

We do not currently have any identifiable customers. We believe that the diversity of the various avenues for the sale and distribution of our books and products offered will alleviate the dependence on any customer. Through the widespread use of our books and products in multimedia, electronic commerce, publishing, Internet and other developing industries, we will seek to develop a wide base of customers.

Patents, trademarks, licenses, franchises, concessions, royalty agreements or labor contracts.

We own intellectual property rights including copyright and trademarks which are encompassed in our books and proposed product line. Through our wholly-owned subsidiary Doolittle Edutainment Corp. we received trademark and copyright registration for the following:

Trademarks:

MARK	REG. NO	CLASS	REG. DATE	OWNER OF RECORD	JURISDICTION
Doolittle	2,545,806	25	March 12, 2002	Doolittle Edutainment Corp.	United States
Doolittle	3,323,801	16 and 28	October 30, 2007	Doolittle Edutainment Corp.	United States

We previous held the trademark for Doolittle Duds registered in the International class 25 which consists of clothing, shirts, T-shirts, sweat shirts and hats, which was granted and approved on July 4, 2000. In 2007 we ceased using the trademark “Doolittle Duds” and therefore chose not to file an affidavit of continued use under Section 8, whereupon the Doolittle Duds trademark was deemed abandon.

Copyrights:

TITLE	REG. NO.	DATE OF REGISTRATION
Doolittle Classics: Vol. 1	VAU-419-090	December 12, 1997
Doolittle Classics: Vol. 2	VAU-476-300	October 28, 1999
The Story of Doolittle: An Exceptional Young Gorilla	TXU-950-710	May 3, 2000
The Adventures of Dynamic Doolittle: Episode 1, The Problem with Paulie Python	TXU-980-865	October 30, 2000
Doolittle’s Very, Very Bad Day	TXU-1-036-883	May 22, 2001
Illustrations for Book 1 The Story of Doolittle, an Exceptional Young Gorilla	VAU-730-773	January 22, 2007
Illustrations for Book 2 The Adventures of Dynamic Doolittle - Episode 1 “The Problem with Paulie Python”	VAU-730-772	January 22, 2007
Illustrations for Book 3 Doolittle’s Very, Very Bad Day	VAU-730-774	January 22, 2007
Completed Book 1 - The Story of Doolittle, an Exceptional Young Gorilla	Pending	Filed January 26, 2008
Completed Book 2 - The Adventures of Dynamic Doolittle - Episode 1 “The Problem with Paulie Python”	Pending	Filed January 26, 2008
Completed Book 3 – Doolittle’s Very, Very Bad Day	Pending	Filed January 26, 2008

Licenses and Royalty Agreements.

Under the terms of that certain Restated Independent Contractor Agreement between our subsidiary, Doolittle Edutainment Corp. and James Wojtak dated February 18, 2000 (the ‘Wojtak Agreement”), we have agreed to pay the following royalties to Mr. Wojtak:

 (i)           Level 1 Royalties.  With regard to each Form of Work as defined in that Wojtak Agreement, upon our recovery of (x) certain advances, (y) our costs of illustration and layout and (z) our cost of printing, Mr. Wojtak shall be paid a royalty percentage equal to fifteen percent (15.0%) of the total gross revenue received by us from the sale of the Forms of Work, (excluding shipping costs and sales tax), on each unit sold up to ten thousand units (10,000) of any and all Forms of Work as defined in that Wojtak Agreement, through any and all trade channels both foreign and domestic.

(ii)           Level 2 Royalties.  After we have recovered (x) certain advances, (y) our costs of illustration and layout and (z) our cost of printing,  and upon unit sales reaching 10,000, Mr. Wojtak shall be paid a royalty equal to eighteen percent (18.0%) of the total gross revenue received by us from the sale of the Forms of Work, (excluding shipping costs and sales tax), on each unit sold in excess of ten thousand units (10,000) of any and all Forms of Work as defined in that Wojtak Agreement, through any and all trade channels both foreign and domestic.

(iii)           Level 3 Royalties.  After we have recovered (x) certain advances, (y) our costs of illustration and layout and (z) our cost of printing, and upon unit sales reaching 15,000, Mr. Wojtak shall be paid a royalty equal to twenty percent (20.0%) of the total gross revenue received by us from the sale of the Forms of Work, (excluding shipping costs and sales tax), on each unit sold in excess of fifteen thousand units (15,000) of any and all Forms of Work as defined in that Wojtak Agreement, through any and all trade channels both foreign and domestic.

(iv)           Licensing Agreements.   If we enter into any licensing agreement with any or all of the Forms of Work as defined in that Wojtak Agreement, Mr. Wojtak shall be paid ten percent (10%) of the total gross revenue received by us from the licensee.  Units of Forms of Work as defined in that Wojtak Agreement sold through any licensing agreement are valid toward fulfillment of each Royalty Level set forth above.

WebSite

Doolittle Edutainment Corp., owns the domain names www.doolittleedutainment.com, www.doolittleduds.com and www.dynamicdoolittle.com and may obtain and utilize additional websites to market the Company’s books and products.

Need for any Government Approval of Principal Products or Services.

At this time we do not require the approval of any federal, state or local agency with regard to any of our products or services.

Effect of Existing or Probable Governmental Regulations on the Business;

We are subject to Regulation 14A of the Securities Exchange Act of 1934, as amended (the “1934 Act”), which regulates proxy solicitations. Section 14(a) requires all companies with securities registered pursuant to Section 12(g) thereof to comply with the rules and regulations of the Commission regarding proxy solicitations, as outlined in Regulation 14A. Matters submitted to stockholders at a special or annual meeting thereof or pursuant to a written consent will require us to provide its stockholders with the information outlined in Schedules 14A or 14C of Regulation 14; preliminary copies of this information must be submitted to the Commission at least 10 days prior to the date that definitive copies of this information are forwarded to stockholders.

We are also required to file annual reports on Form 10-KSB and quarterly reports on Form 10-QSB with the Commission on a regular basis, and will be required to timely disclose certain events (e.g., changes in corporate control; acquisitions or dispositions of a significant amount of assets other than in the ordinary course of business; and bankruptcy) in a Current Report on Form 8-K.

We believe that these reporting obligations will increase our annual legal and accounting costs.

We not aware of any other governmental regulations now in existence or that may arise in the future that would have an effect on the business of the Company.

Research and Development Costs.

We did not make any expenditure on research and development activities during the last two fiscal years, 2007 and 2006.

Cost of Compliance with Environmental Laws.

At this time our business activities are not subject to any environmental laws or governmental regulation nor do we anticipate that our future business activities will subject us to any environmental compliance regulations.

Employees.

As of the date of this Annual Report other than George G, Chachas, our sole director and executive officer, we have no other employees.  We do not expect significant changes in the number of people we employ over the next twelve months.  We plan to hire additional staff, on an as needed basis.

RISKS FACTORS ASSOCIATED WITH OUR BUSINESS

In addition to the other information in this report, the following risks should be considered carefully in evaluating our business and prospects:

There may be conflicts of interest between our management and the company.

Conflicts of interest create the risk that management may have an incentive to act adversely to the interests of the Company. A conflict of interest may arise between the Company’s management’s personal pecuniary interest and their fiduciary duty to our stockholders.

We have no officer, director, or employee with any formal book publishing or market education or training and will continue to rely on the outside consultants  whose interests may not always be aligned with ours.

We have no officer, director, or employee with book publication, licensing or marketing training or experience.  This increases our dependence on outside consultants we may engage from time to time. The quality of such outside consultants and the services which they provide may be influenced by the Company’s financial condition and ability in retaining high equality consultants.

We have limited internal controls due to our small size and limited number of people, which may keep us from preventing or detecting waste or fraud.

We currently have only one director and one officer, so we rely on computer and manual systems without independent officers and employees to implement full, formal, internal control systems. Accordingly, we do not have separate personnel that provide dual signatures on checks, separate accounts receivable and cash receipts, accounts payable and check writing, or other functions that frequently are divided among several individuals as a method of reducing the likelihood of improper activity. This reliance on a few individuals and the lack of comprehensive internal control systems may impair our ability to detect and prevent internal waste and fraud.

We will need additional capital, which we may seek through additional financing or the sale of equity securities.

We will need additional funds to cover expenditures in the completion, publications and marketing of our books and products. We will fund any additional amounts required for such expenditures through additional debt financing or the sale of additional equity securities, which would reduce the percentage interest in our Company held by existing stockholders and may dilute the economic interest of existing stockholders. Our board of directors can authorize the sale of additional equity securities without stockholder consent.

We may not be able to obtain additional financing.

There can be no assurance that any proceeds we receive from additional debt or equity financing will satisfy our capital needs. We may require additional capital to address unanticipated expenses. There is no assurance that additional financing will be available when needed on terms favorable to us or at all. The unavailability of adequate financing on acceptable terms could have a material adverse effect on our financial condition and on our continued operation.

Our officers and directors will continue to control us in the foreseeable future and they may take actions that are not in the best interests of our other stockholders.

George G. Chachas, the President, CEO, CFO, Secretary and a director, and Gregory J. Chachas, a former director who resigned effective December 31, 2007, collectively beneficially own approximately 65.69% of our common stock. See “Security Ownership of Certain Beneficial Owners and Management.”  Accordingly, by virtue of their ownership of shares, the stockholders referred to above acting together may effectively have the ability to influence significant corporate actions. Such actions include the election of our directors and the approval or disapproval of fundamental corporate transactions, including mergers, the sale of all or substantially all of our assets, liquidation, and the adoption or amendment of provisions in our articles of incorporation and bylaws. Such actions could delay or prevent a change in our control. See “Security Ownership of Certain Beneficial Owners and Management” and “Description of Securities.”

If we fail to predict consumer preferences and trends accurately, develop and introduce new books and products rapidly or enhance and extend our existing core products, our sales will suffer.

The introduction of new books and products and the enhancement and extension of existing products, through the introduction of additional content or by other means, are critical to our future sales growth. The successful development of new books, products and the enhancement and extension of our current products will require us to anticipate the needs and preferences of consumers and educators and to forecast market trends accurately. Consumer preferences, and particularly children’s preferences, are continuously changing and are difficult to predict. The development of learning products requires high levels of innovation and this process can be lengthy and costly. To remain competitive, we must continue to develop enhancements of our existing character base successfully. We cannot assure you that future products will be introduced or, if introduced, will be successful. The failure to enhance and extend our existing products or to develop and introduce new books and products that achieve and sustain market acceptance and produce acceptable margins would harm our business and operating results.

Our limited operating history makes it difficult to evaluate our current business and prospects.

We have a limited operating history for you or our management to use in evaluating our business and prospects, particularly with regard to our books and product acceptance by consumers. To date, we have recognized no sales from our books or product and any sales from these operations may not meet our expectations or those of analysts or investors. When making an investment decision regarding our common stock, you must consider our business and prospects in light of the risks and difficulties typically encountered by companies in their early stages of development.

If our products infringe or allege to infringe on the intellectual property rights of others It could lead to costly disputes or disruptions.

In the course of our business, we may periodically receive claims of infringement or otherwise become aware of potentially relevant copyrights, trademarks or other intellectual property rights held by other parties. Upon receipt of this type of communication, we will evaluate the validity and applicability of allegations of infringement of intellectual property rights to determine whether we must negotiate licenses or cross-licenses to incorporate or use the proprietary copyrights or trademarks or other proprietary matters in or on our products. Any dispute or litigation regarding copyrights, trademarks or other intellectual property rights, regardless of its outcome, may be costly and time-consuming, and may divert our management and key personnel from our business operations. If we, our potential distributors or our manufacturers are adjudged to be infringing the intellectual property rights of any third party, we or they may be required to obtain a license to use those rights, which may not be obtainable on reasonable terms, if at all. And, we may incur costs in revising certain books or products so as to not infringe on others rights. We also may be subject to significant damages or injunctions against the development and sale of some or all of our products or against the use of a trademark in the sale of some or all of our products.  We do not have insurance to cover any such claim of this type and may not have sufficient resources to defend an infringement action.

If we are unable to compete effectively with existing or new competitors, our sales and market share could be affected.

We anticipate that we will compete primarily in the preschool category of the U.S. book and toy industry and, to some degree, in the overall U.S. and international book and toy industry. Each of these markets is very competitive and we expect competition to increase in the future. We believe that we will compete in the future, with makers of popular cartoons, children’s books and other educational products. Accordingly, many of our direct, indirect and potential competitors have significantly longer operating histories, greater brand recognition and substantially greater financial, technical and marketing resources than we do. These competitors may be able to respond more rapidly than we can to changes in consumer preferences. They may also devote greater resources to the development, promotion and sale of their products than we are able to. We cannot assure you that we will be able to compete effectively in our markets. See “Business -- Competition” for a discussion of the companies with which we believe we compete as well as the principal competitive factors in our markets.

We do not have long-term agreements with manufacturers and suppliers.

As a development stage company we presently order our products on a purchase order basis from manufacturers and suppliers, and we do not have long-term manufacturing agreements with any of them. The absence of long-term agreements means that, with little or no notice, our manufacturers and suppliers could refuse to manufacture some or all of our products, reduce the number of units of a product that they will manufacture or change the terms under which they manufacture our products. If our manufacturers and suppliers stop manufacturing our products, we may be unable to find alternative manufacturers or suppliers on a timely or cost-effective basis, if at all, which would harm our operating results. In addition, if any of our manufacturers or suppliers changes the terms under which they manufacture for us, our costs could increase and our profitability would suffer.

If we cannot attract, retain, motivate and integrate additional skilled personnel, our ability to compete will be impaired.

Many of our current and potential competitors have employees and we do not. Our success depends in large part on our ability to attract, retain and motivate highly qualified management and technical personnel. We face intense competition for qualified personnel. The industry in which we compete has a high level of employee mobility and aggressive recruiting of skilled personnel. If we are unable to continue to employ our key personnel or to attract and retain qualified personnel in the future, our ability to successfully execute our business plan will be jeopardized and our growth will be inhibited.

Because our officers and directors are indemnified against certain losses, we may be exposed to costs associated with litigation.

If our directors or officers become exposed to liabilities invoking the indemnification provisions, we could be exposed to additional un-reimbursable costs, including legal fees. Our Articles of Incorporation, provide that our directors and officers will not be liable to us or to any shareholder and will be indemnified and held harmless for any consequences of any act or omission by the directors and officers unless the act or omission constitutes gross negligence or willful misconduct. Extended or protracted litigation could have a material adverse effect on our cash flow.

Our stock price may be volatile.

The market price of our common stock will likely fluctuate significantly in response to the following factors, some of which are beyond our control: variations in our quarterly operating results; changes in financial estimates of our revenues and operating results by securities analysts; changes in market valuations of travel companies; announcements by us of significant contracts, acquisitions, strategic partnerships, joint ventures or capital commitments; additions or departures of key personnel; future sales of our common stock; stock market price and volume fluctuations attributable to inconsistent trading volume levels of our stock; commencement of or involvement in litigation.

Authorization of Preferred Stock.

Our Articles of Incorporation authorizes the issuance of up to 25,000,000 shares of preferred stock with designations, rights and preferences determined from time to time by its Board of Directors. Accordingly, our Board of Directors is empowered, without stockholder approval, to issue preferred stock with dividend, liquidation, conversion, voting, or other rights which could adversely affect the voting power or other rights of the holders of the common stock.  The preferred stock could be utilized, under certain circumstances, as a method of discouraging, delaying or preventing a change in control of the Company. Although we have no present intention to issue any shares of our authorized preferred stock, there can be no assurance that the Company will not do so in the future.

If we are subject to SEC regulations relating to low-priced stocks, the market for our common stock could be adversely affected.

The Securities and Exchange Commission has adopted regulations concerning low-priced (or “penny”) stocks. The regulations generally define “penny stock” to be any equity security that has a market price less than $5.00 per share, subject to certain exceptions. Our stock will be classified as a penny stock.

The penny stock regulations require that broker-dealers, who recommend penny stocks to persons other than institutional accredited investors make a special suitability determination for the purchaser, receive the purchaser’s written agreement to the transaction prior to the sale and provide the purchaser with risk disclosure documents that identify risks associated with investing in penny stocks. Furthermore, the broker-dealer must obtain a signed and dated acknowledgment from the purchaser demonstrating that the purchaser has actually received the required risk disclosure document before effecting a transaction in penny stock. These requirements have historically resulted in reducing the level of trading activity in securities that become subject to the penny stock rules.

The additional burdens imposed upon broker-dealers by these penny stock requirements may discourage broker-dealers from effecting transactions in the common stock, which could severely limit the market liquidity of our common stock and our shareholders’ ability to sell our common stock in the secondary market.

Recent legislation addressing corporate and auditing scandals may result in increased costs of compliance.

An immediate and specific risk relates to the our ability to achieve and maintain effective internal controls in accordance with Section 404 of the Sarbanes-Oxley Act the failure of which could lead to loss of investor confidence in our reported financial information. Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, beginning with this Annual Report for the fiscal year ending December 31, 2007, we will be required to furnish a report by our management on our internal control over financial reporting.  If we cannot provide reliable financial reports or prevent fraud, then our business and operating results could be harmed, investors could lose confidence in our reported financial information, and the trading price of our stock could drop significantly.   In order to achieve compliance with Section 404 of the Act within the prescribed period, we will need to engage in a process to document and evaluate our internal control over financial reporting, which will be both costly and challenging.  In this regard, management will need to dedicate internal resources, engage outside consultants and adopt a detailed work plan.

ITEM 2.    DESCRIPTION OF PROPERTY.

Our corporate headquarters address at 2445 Fifth Avenue, Suite 440, San Diego, CA 92101is the business office address of our President, George G. Chachas, which office space is provided at no cost. The property is generic office space that meets the Company’s executive and administrative requirements.

ITEM 3.    LEGAL PROCEEDINGS.

We are not a party to any pending legal proceeding. No federal, state or local governmental agency is presently contemplating any proceeding against the Company. No director, executive officer or affiliate of the Company or owner of record or beneficially of more than five percent of the Company's common stock is a party adverse to the Company or has a material interest adverse to the Company in any proceeding.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF THE SECURITY HOLDERS.

During the fourth quarter of 2007, there were no matters submitted to a vote of the stockholders.

PART II.

ITEM 5.    MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our common stock is been traded on Pink Sheets under the symbol “AROS.”  The following table sets forth, in U.S. dollars the high and low bid prices for each of the calendar quarters indicated, as reported by the Pink Sheets.  The prices in the table may not represent actual transactions and do not include retail markups, markdowns or commissions.

	Company Common Stock Bid Prices
	High	Low
2007
Quarter ended December 31	$0.10	$0.05
Quarter ended September 30	0.10	0.05
Quarter ended June 30	0.10	0.05
Quarter ended March 31	0.20	0.10

2006
Quarter ended December 31	$0.08	$0.05
Quarter ended September 30	0.08	0.05
Quarter ended June 30	0.08	0.05
Quarter ended March 31	0.10	0.05

On March 21, 2008, the last bid and ask of our common stock as reported on the Pink Sheets was $0.05 and $0.20, respectively.

Holders of Our Common Stock

            As of March 21, 2008, we had 39 stockholders of record based on information provided by our transfer agent.

Dividends

We have not declared or paid cash dividends on our common stock since our inception. We intend to retain all future earnings, if any, to fund the operation of our business, and, therefore, do not anticipate paying dividends in the foreseeable future. Future cash dividends, if any, will be determined by our board of directors.

There are no restrictions in our articles of incorporation or bylaws that prevent us from declaring dividends. The Nevada Revised Statutes, however, do prohibit us from declaring dividends where, after giving effect to the distribution of the dividend:

1.           We would not be able to pay our debts as they become due in the usual course of business; or

2.           Our total assets would be less than the sum of our total liabilities plus the amount that would be needed to satisfy the rights of shareholders who have preferential rights superior to those receiving the distribution.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth information as of December 31, 2007, with respect to our equity compensation plans previously approved by stockholders and equity compensation plans not previously approved by stockholders.

	Equity Compensation Plan Information
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by stockholders	100,000	$0.25	4,900,000
Equity compensation plans not approved by stockholders	0	0	0
Total	100,000 ==================	$0.25 ===============	4,900,000 =================

Issuer Purchases of Equity Securities

There were no stock repurchases during the fourth quarter of 2007.

Recent Sales of Unregistered Securities

On December 11, 2007, we issued 50,000 restricted shares of common stock at a price of $0.05 per share in consideration of legal services provided to the Company by Wade D. Huettel valued at $2,500. No underwriters were used. The securities were sold pursuant to an exemption from registration provided by Section 4(2) of the Securities Act of 1933. Mr. Huettel is an attorney with the firm of Chachas Law Group P.C. of which the Company’s founder, principal shareholder and President is the owner. Mr. Huettel was intimately acquainted with the our business plan and proposed activities at the time of issuance, is an accredited investor and possessed information on the Company necessary to make an informed investment decision. The certificate representing the shares contained a restricted legend.

Also on December 11, 2007, we issued 50,000 restricted shares of common stock at a price of $0.05 per share in consideration of legal services provided to the Company by Stephen D. Lipkin valued at $2,500. No underwriters were used. The securities were sold pursuant to an exemption from registration provided by Section 4(2) of the Securities Act of 1933.  Mr. Lipkin is an accredited investor, has a preexisting business relationship with the Company’s founder, principal shareholder and President, and possessed information on the Company necessary to make an informed investment decision. The certificate representing the shares contained a restricted legend.

On December 28, 2007, we issued 91,500 shares of common stock to George G. Chachas, an officer and director, at a price of $0.05 per share, in consideration for his conversion of $4,575 in principal and unpaid accrued interest owed by us to Mr. Chachas, the President and CEO and principal shareholder of the Company. No underwriters were used and no commissions or discounts were involved.  We issued these shares in reliance on the exemption from registration provided in Section 4(2) of the Securities Act as transactions not involving any public offering.

ITEM 6.    MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

A.           Management’s Plan of Operation

The following discussion of our financial condition, changes in financial condition and results of operations for the year ended December 31, 2007 should be read in conjunction with our audited consolidated financial statements and related notes for the year ended December 31, 2007.

Our Plan of Operations

Our wholly-owned subsidiary, Doolittle Edutainment, which holds all intellectual property for the Company, is engaged in the children’s education and entertainment market. With the completion and initial publication and printing of our first three book titles we will seek to solidify a traditional publishing relationship while at the same time continuing to self-publish our books and seek to negotiate a distribution agreement with one or more book distribution sources.  We further plan continue to utilize our intellectual property to entertain and educate children through various avenues focused around our main character, “Doolittle” and further the development of additional books and exploitation of our intellectual property rights through licensing, branding or any other acceptable manner.

We recently have begun to focus on developing the market for this book. As a result, we are a development stage enterprise as defined by SFAS 7.  In our most recent operating period ended December 31, 2007, we recorded no revenue. Additionally, there were no revenues for the fiscal year ended December 31, 2006.  Accordingly, we have issued a comment regarding our ability to continue as a going concern (please refer to the footnotes to the financial statements).  Until such time that we are able to establish a consistent flow of revenues from our Doolittle products, sufficient to sustain our operations, Management intends to rely primarily upon debt financing as needed to supplement the cash flows generated by the sale of our products.

Our plan of operations for the next twelve months is to complete, subject to our achieving the necessary financing, are as follows:

1.           We plan to carry out our sales and marketing efforts and seek to negotiate and facilitate a publishing contract for the publication of Book 1, 2 and 3 or pursue self publication through Bookmaster and distribution through one or more online and store-front distribution channels.  We anticipate spending approximately $10,000 over the next twelve months for the printing of additional copies of Books 1, 2 and 3.

2.           We anticipate spending approximately $15,000 over the next twelve months on the development of Books 4 and possibly Book 5.

3.           We anticipate spending approximately $25,000 in complying with our obligations as a reporting company under the Securities Exchange Act of 1934. These expenses will consist primarily of professional fees relating to the preparation of our financial statements and completing our annual report, quarterly report, current report and proxy statement filings with the SEC.

During the twelve month period following the date of this annual report, we anticipate that we will not generate revenues to cover our operating costs. We anticipate based on our current cash and working capital and our planned expenses that we will be able to continue our plan of operations for three more months without additional financing. We believe that we will require substantial additional financing in order to print additional copies of our books to effectively commercial market our books in order to earn revenues that exceed our operating expenses.  We believe that debt financing from third parties will not be an alternative for funding of our planned activities as we do not have tangible assets to secure any debt financing. We anticipate that additional funding will be in the form of debt financing from our principal shareholder and executive officer or equity financing from the sale of our common stock or sales of convertible promissory notes that are convertible into shares of our common stock. If we do not obtain the necessary additional financing, we will be forced to scale back our plan of operations and our business activities.

Our total operating expenses for the period from September 25, 1996, (inception) to December 31, 2007 were $376,804, of which approximately 46% were general and administrative. Our current monthly operating expenses average less than $5,000 exclusive of management’s salaries, which are deferred until we begin selling our books.  The following table quantifies the components that comprise our operating expenses for this period:

        DESCRIPTION                                                      AMOUNT
Legal and Professional Fees                                  $  204,222
Other General and Administrative                            172,582
Wages and Salaries                                                               0
        Taxes                                                                                        0
Total General and Administrative Expenses    $ 376,804

As we grow our business and obtain a publishing deal and/or purchase orders for our books and other products, our revenues should grow on a consistent basis. By focusing our efforts on limiting general and administrative expenses as we increase revenue, we expect to increase our net income on a consistent basis as well.

RESULTS OF OPERATIONS

For the year ended December 31, 2007 compared to the year ended December 31, 2006.

As of September 25, 1996, (inception) to December 31, 2007, we have generated only minimal revenue.  We earned no revenues during the twelve month period ended December 31, 2007 and no revenues for the twelve months ended December 31, 2006.  As a development stage company, our revenue is expected to be derived from the sale of our Doolittle products.

Operating expenses for the twelve months ended December 31, 2007 totaled $50,056, resulting in an increase of approximately 18 percent from the comparable period of 2006.  This increase resulted primarily from a 72% increase in general and administrative expenses, slightly offset by a five percent  decrease in legal and professional fees during the current period.

We incurred a net loss of $56,834 during the twelve month period ended December 31, 2007, resulting in an increased loss of approximately 24 percent from the comparable period of 2006.  Basic net loss per share was $(0.01) for the twelve month period ended December 31, 2007, representing no change from the comparable period of 2006.

Liquidity and Capital Resources

As of December 31, 2007, we had a negative working capital of $148,207 compared to a negative working capital of $94,975at December 31, 2006. The change in working capital resulted primarily from our operating losses.

During the twelve months ended December 31, 2007 we experienced negative cash flow of $15,505 from operating activities, and had negative cash flows from investing activities of $10,975.  We met our cash requirements during this period through debt financing, realizing a cash inflow from shareholder loans in the amount of $23,050.

ITEM 7.        FINANCIAL STATEMENTS.

ANOTEROS, INC.
 (A Development Stage Company)

CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2007

C O N T E N T S

    Report of Independent Registered Public Accounting Firm                                                                                                 18

    Consolidated Balance Sheet                                                                                                                                                       19

    Consolidated Statements of Operations                                                                                                                                   20

    Consolidated Statements of Stockholders’ Equity (Deficit)                                                                                                  21

    Consolidated Statements of Cash Flows                                                                                                                                  25

    Notes to the Consolidated Financial Statements                                                                                                                    27

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders of
Anoteros, Inc. and Subsidiary
(A Development Stage Company)
San Diego, California

We have audited the accompanying consolidated balance sheet of Anoteros, Inc. and Subsidiary (a development stage company) as of December 31, 2007 and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for the years ended December 31, 2007 and 2006 and from inception of the development stage on September 25, 1996 through December 31, 2007.  These consolidated financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial positions of Anoteros, Inc. and Subsidiary (a development stage company) as of December 31, 2007 and the results of their operations and their cash flows for the years ended December 31, 2007 and 2006 and from inception of the development stage on September 25, 1996 through December 31, 2007 in conformity with U.S. generally accepted accounting principles.

We were not engaged to examine management's assertion about the effectiveness of Anoteros, Inc. and Subsidiary’s (a development stage company) internal control over financial reporting as of December 31, 2007 included in Management’s Annual Report on Internal Control Over Financial Reporting and, accordingly, we do not express an opinion thereon.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 2 to the consolidated financial statements, in its present situation, it is doubtful the business would be able to continue as a going concern.  Management’s plans in regard to these matters are also described in Note 2.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

HJ Associates & Consultants, LLP
Salt Lake City, Utah
March 21, 2008

ANOTEROS, INC.
(A Development Stage Company)
Consolidated Balance Sheet

ASSETS

December 31,
2007

CURRENT ASSETS

Cash	$1,048

Total Current Assets	1,048

OTHER ASSETS

Artwork	31,415

Total Other Assets	31,415

TOTAL ASSETS	$32,463

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

Accounts payable	$641
Accounts payable and accrued expenses - related party	31,241
Notes payable - related party	90,074
Accrued interest payable - related party	27,299

Total Current Liabilities	149,255

TOTAL LIABILITIES	149,255

STOCKHOLDERS' EQUITY (DEFICIT)

Preferred stock: 25,000,000 shares authorized;
$0.001 par value; -0- shares issued and outstanding	-
Common stock: 100,000,000 shares authorized;
$0.001 par value; 6,978,769 shares issued and
outstanding	6,979
Additional paid-in capital	260,206
Deficit accumulated during the development stage	(383,977)

Total Stockholders' Equity (Deficit)	(116,792)

TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY (DEFICIT)	$32,463

The accompanying notes are an integral part of these consolidated financial statements.

ANOTEROS, INC.
(A Development Stage Company)
Consolidated Statements of Operations

			From Inception
			of the
			Development Stage
			on September 25,
	For the Years Ended		1996 through
	December 31,		December 31,
	2007	2006	2007

REVENUES	$-	$-	$867

OPERATING EXPENSES

Legal and professional	28,712	30,030	204,222
General and administrative	21,344	12,379	172,582

Total Operating Expenses	50,056	42,409	376,804

LOSS FROM OPERATIONS	(50,056)	(42,409)	(375,937)

OTHER EXPENSES

Interest expense	(6,778)	(5,366)	(29,557)
Loss on disposal of fixed assets	-	-	(250)
Gain on sale of fixed assets (Note 5)	-	1,900	1,767
Gain on sale of intellectual property	-	-	20,000

Total Other Expenses	(6,778)	(3,466)	(8,040)

NET LOSS	$(56,834)	$(45,875)	$(383,977)

BASIC LOSS PER SHARE	$(0.01)	$(0.01)

WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING	6,791,446	6,340,822

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

ANOTEROS, INC.
(A Development Stage Company)
Consolidated Statements of Stockholders' Equity (Deficit) (Continued)

				Deficit
				Accumulated
			Additional	During the
	Common Stock		Paid-In	Development
	Shares	Amount	Capital	Stage

Balance forward	5,233,429	$5,234	$128,434	$(180,229)

Common shares issued on March 25, 2005
for services rendered at $0.10 per share	575,000	575	56,925	-

Common shares issued on December 22, 2005
for services rendered at $0.10 per share	300,000	300	29,700	-

Net loss for the year ended
December 31, 2005	-	-	-	(101,039)

Balance, December 31, 2005	6,108,429	6,109	215,059	(281,268)

Common shares issued on July 6, 2006 for
services rendered at $0.05 per share	338,840	338	16,602	-

Common shares issued on September 18, 2006
for accrued wages at $0.05 per share	100,000	100	4,900	-

Common shares issued on September 26, 2006
for cash at $0.05 per share	70,000	70	3,430	-

Common stock issued on November 1, 2006
for cash at $0.05 per share	120,000	120	5,880	-

Net loss for the year ended
December 31, 2006	-	-	-	(45,875)

Balance, December 31, 2006	6,737,269	6,737	245,871	(327,143)

Common shares issued on January 15, 2007
for accrued wages at $0.05 per share	50,000	50	4,950	-

Common shares issued on December 11, 2007
for services rendered at $0.05 per share	100,000	100	4,900	-

Common shares issued on December 28, 2007
for debt at $0.05 per share	91,500	92	4,485	-

Net loss for the year ended
December 31, 2007	-	-	-	(56,834)

Balance, December 31, 2007	6,978,769	$6,979	$260,206	$(383,977)

The accompanying notes are an integral part of these consolidated financial statements.

ANOTEROS, INC.
(A Development Stage Company)
Consolidated Statements of Cash Flows
			From Inception
			of the
			Development Stage
			on September 25
	For the Years Ended		1996 Through
	December 31,		December 31,
	2007	2006	2007

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(56,834)	$(45,875)	$(383,977)
Adjustments to reconcile net loss to
net cash used by operating activities:
Depreciation expense	-	-	257
Loss on disposal of equipment	-	-	250
Loss on sale of equipment	-	-	133
Common stock issued for services and fees	5,000	16,940	218,191
Gain on sale of intellectual property	-	-	(20,000)
Gain on sale of fixed assets	-	(1,900)	(1,900)
Changes in operating assets and liabilities:
Decrease in inventory	-	-	53
Increase in accounts payable
and accrued expenses	(1,691)	-	(1,691)
Increase in accounts payable
and accrued expenses - related	38,020	16,898	72,060

Net Cash Used by Operating Activities	(15,505)	(13,937)	(116,624)

CASH FLOWS FROM INVESTING ACTIVITIES

Increase in artwork	(10,975)	(3,500)	(31,165)
Proceeds from sale of intellectual property	-	-	20,000
Purchase of fixed assets	-	(9,600)	(10,541)
Proceeds from sale of fixed assets	-	11,500	11,500
Sale of equipment	-	-	300

Net Cash Used by
Investing Activities	(10,975)	(1,600)	(9,906)

CASH FLOWS FROM FINANCING ACTIVITIES

Payments on notes payable - related parties	-	-	(13,827)
Proceeds from notes payable - related parties	23,050	8,600	109,070
Common stock issued for cash	-	9,500	32,335

Net Cash Provided by Operating
Activities	23,050	18,100	127,578

NET INCREASE (DECREASE) IN CASH	(3,430)	2,563	1,048

CASH AT BEGINNING OF PERIOD	4,478	1,915	-

CASH AT END OF PERIOD	$1,048	$4,478	$1,048

The accompanying notes are an integral part of these consolidated financial statements.

ANOTEROS, INC.
(A Development Stage Company)
Consolidated Statements of Cash Flows (Continued)

			From Inception
			of the
			Development Stage
			on September 25
	For the Years Ended		1996 Through
	December 31,		December 31,
	2007	2006	2007

CASH PAID FOR

Interest	$-	$-	$-
Taxes	$-	$-	$-

SCHEDULE OF NON-CASH FINANCING AND
INVESTING ACTIVITIES

Common stock issued as payment
on debt	$9,577	$-	$11,410
Common stock issued for artwork	$-	$-	$250

The accompanying notes are an integral part of these consolidated financial statements.

ANOTEROS, INC.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
December 31, 2007 and 2006

NOTE 1 -        SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

This summary of significant accounting policies of Anoteros, Inc. and its wholly-owned subsidiary, Doolittle EduTainment Corp., is presented to assist in understanding the Company’s consolidated financial statements.  Collectively, these entities are referred to as “the Company”. The consolidated financial statements and notes are representations of the Company’s management, which is responsible for their integrity and objectivity.  These accounting policies conform to accounting principles generally accepted in the Unites States of America, as well as standards of the Public Company Accounting Oversight Board (United States) and have been consistently applied in the preparation of the consolidated financial statements.

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

c.  Basic Loss Per Share

The computations of basic loss per share of common stock are based on the weighted-average number of shares outstanding during the period of the financial statements as follows:

      Loss                      Shares           Per Share
(Numerator)       (Denominator)Amount
        For the year ended
        December 31, 2007                                $     (56,834)        6,791,446  $  (0.01)

        For the year ended
        December 31, 2006                                $     (45,875)        6,340,822  $  (0.01)

As of December 31, 2007, the Company had 100,000 stock options outstanding.  The earnings per share figures in these financial statements do not include these 100,000 stock options, as they are anti-dilutive.

ANOTEROS, INC.
 (A Development Stage Company)
Notes to the Consolidated Financial Statements (Continued)
December 31, 2007 and 2006

NOTE 1 -        SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

d.  Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates

e.  Income Taxes

Deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carryforwards and deferred tax liabilities are recognized for taxable temporary differences.  Temporary differences are differences between reported amounts of assets and liabilities and their tax bases.  Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely that some portion or all of the deferred tax assets will not be realized.  Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

When tax returns are filed, it is highly certain that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained.  The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any.  Tax positions taken are not offset or aggregated with other positions.  Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority.  The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits in the accompanying balance sheet along with any associated interest and penalties that would be payable to the taxing authorities upon examination.

Interest and penalties associated with unrecognized tax benefits are classified as additional income taxes in the statement of income.

Net deferred tax liabilities consist of the following as of December 31, 2007 and 2006:

	2007	2006

Defered tax assets:
NOL carryover	$39,296	$42,290
Accrued expenses	18,447	8,425
Deferred tax liabilities:	-	-

Valuation allowance	(57,743)	(50,715)

Net deferred tax asset	$-	$-

ANOTEROS, INC.
 (A Development Stage Company)
Notes to the Consolidated Financial Statements (Continued)
December 31, 2007 and 2006

NOTE 1 -        SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

e.  Income Taxes (Continued)

The income tax provision differs from the amount of income tax determined by applying the U.S. federal income tax rate to pretax income from continuing operations for the years ended December 31, 2007 and 2006 due to the following:

	2007	2006

Book Income	$(22,165)	$(39,405)
Stock for services	1,950	35,100
Accrued interest	2,643	1,736
Accrued wages	7,800	-
Valuation allowance	9,772	2,569

	$-	$-

At December 31, 2007, the Company had net operating loss carryforwards of approximately $38,000 that may be offset against future taxable income from the year 2007 through 2027.  No tax benefit has been reported in the December 31, 2007 consolidated financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carryforwards for Federal income tax reporting purposes are subject to annual limitations.  Should a change in ownership occur, net operating loss carryforwards may be limited as to use in future years.

f.  Newly Issued Accounting Pronouncements

During the year ended December 31, 2007, the Company adopted the following accounting pronouncements:

SFAS No. 157, Fair Value Measurements  - This Statement does not require any new fair value measurements, but rather, it provides enhanced guidance to other pronouncements that require or permit assets or liabilities to be measured at fair value.  However, the application of this Statement may change how fair value is determined.  The Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.  As of December 1, 2007 the FASB has proposed a one-year deferral for the implementation of the Statement for nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis.  The implementation of this pronouncement had no material effect on the Company’s financial statements.

SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106, and 132(R) - This Statement requires that employers measure plan assets and obligations as of the balance sheet date.  This requirement is effective for fiscal years ending after December 15, 2008.  The other provisions of the Statement were effective as of the end of the fiscal year ending after December 15, 2006, for public companies.  The implementation of this pronouncement had no material effect on the Company’s financial statements.

 ANOTEROS, INC.
(A Development Stage Company)
Notes to the Consolidated Financial Statements (Continued)
December 31, 2007 and 2006

NOTE 1 -       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

f.  Newly Issued Accounting Pronouncements (Continued)

SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115 - This Statement provides all entities with an option to report selected financial assets and liabilities at fair value.  The Statement is effective as of the beginning of an entity’s first fiscal year beginning after November 15, 2007, with early adoption available in certain circumstances.  The implementation of this pronouncement had no material effect on the Company’s financial statements.

SOP No.  07-01, Clarification of the Scope of the Audit and Accounting Guide “Investment Companies” and Accounting by Parent Companies and Equity Method Investors for Investments in Investment Companies - SOP 07-01 provides guidance for determining whether an entity is within the scope of the AICPA Audit and Accounting Guide Investment Companies.  The provisions of the SOP are effective for fiscal years beginning on or after December 15, 2007, with earlier application encouraged.  As of December 1, 2007 the FASB has proposed an indefinite deferral of this SOP.  The implementation of this pronouncement had no effect on the Company’s financial statements.

EITF Issue No. 06-1, Accounting for Consideration Given by a Service Provider to a Manufacturer or Reseller of Equipment Necessary for an End-Customer to Receive Service from the Service Provider  - This consensus concludes that if the consideration given by a service provider to a manufacturer or reseller (that is not a customer of the service provider) can be linked contractually to the benefit received by the service provider's customer, the service provider should account for the consideration in accordance with EITF Issue 01-9.  The consensus is effective for the first annual reporting period beginning after June 15, 2007.  The implementation of this pronouncement had no effect on the Company’s financial statements.

EITF Issue No. 06-4, Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements  - This consensus concludes that for a split-dollar life insurance arrangement within the scope of this Issue, an employer should recognize a liability for future benefits in accordance with FASB Statement No. 106 (if, in substance, a postretirement benefit plan exists) or APB Opinion No. 12 (if the arrangement is, in substance, an individual deferred compensation contract) based on the substantive agreement with the employee.  The consensus is effective for fiscal years beginning after December 15, 2007, with early application permitted.  The implementation of this pronouncement had no effect on the Company’s financial statements.

EITF Issue No. 06-8, Applicability of the Assessment of a Buyer's Continuing Investment under FASB Statement No. 66, “Accounting for Sales of Real Estate”, for Sales of Condominiums  - This consensus concludes that an entity is required to evaluate the adequacy of a buyer’s initial and continuing investment for purposes of determining whether it is appropriate to recognize profit from a real estate sale involving a condominium unit or time-sharing interest under the percentage-of-completion method under Statement No. 66.  The consensus is effective for the first annual reporting period beginning after March 15, 2007.  The implementation of this pronouncement had no effect on the Company’s financial statements.

 ANOTEROS, INC.
(A Development Stage Company)
Notes to the Consolidated Financial Statements (Continued)
December 31, 2007 and 2006

NOTE 1 -        SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

f.  Newly Issued Accounting Pronouncements (Continued)

EITF Issue No. 06-10, Accounting for Collateral Assignment Split-Dollar Life Insurance Arrangements  - In this Issue, a consensus was reached that an employer should recognize a liability for the postretirement benefit related to a collateral assignment split-dollar life insurance arrangement in accordance with either FASB Statement No. 106 or APB Opinion No. 12, as appropriate, if the employer has agreed to maintain a life insurance policy during the employee's retirement or provide the employee with a death benefit based on the substantive agreement with the employee.  A consensus also was reached that an employer should recognize and measure an asset based on the nature and substance of the collateral assignment split-dollar life insurance arrangement.  The consensuses are effective for fiscal years beginning after December 15, 2007, including interim periods within those fiscal years, with early application permitted.  The implementation of this pronouncement had no effect on the Company’s financial statements.

EITF Issue No. 06-11, Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards  - In this Issue, a consensus was reached that a realized income tax benefit from dividends or dividend equivalents that are charged to retained earnings and are paid to employees for equity-classified nonvested equity shares, nonvested equity share units, and outstanding equity share options should be recognized as an increase in additional paid-in capital.  This Issue should be applied prospectively to the income tax benefits that result from dividends on equity-classified employee share-based payment awards that are declared in fiscal years beginning after December 15, 2007, and interim periods within those fiscal years.  Early application is permitted.  The implementation of this pronouncement had no effect on the Company’s financial statements.

EITF Issue No. 07-3, Accounting for Nonrefundable Advance Payments for Goods or Services Received for Use in Future Research and Development Activities  - In this Issue, a consensus was reached that nonrefundable advance payments for future research and development activities should be deferred and capitalized.  This Issue is effective for financial statements issued for fiscal years beginning after December 15, 2007, and interim periods within those fiscal years.  Early application is not permitted.  The implementation of this pronouncement had no effect on the Company’s financial statements.

FSP No. FAS 158-1, Conforming Amendments to the Illustrations in FASB Statements No. 87, No. 88, and No. 106 and to the Related Staff Implementation Guides  - This FSP provides conforming amendments to the illustrations in FASB Statements No. 87, 88, and 106 and to related staff implementation guides as a result of the issuance of FASB Statement No. 158.  The conforming amendments made by this FSP are effective as of the effective dates of Statement No. 158.  The unaffected guidance that this FSP codifies into Statements No. 87, 88, and 106 does not contain new requirements and therefore does not require a separate effective date or transition method.   The implementation of this pronouncement had no effect on the Company’s financial statements.

FSP No. FIN 39-1, Amendment of FASB Interpretation No. 39 - This FSP amends FASB Interpretation (FIN) No. 39, Offsetting of Amounts Related to Certain Contracts, to permit a reporting entity to offset fair value amounts recognized for the right to reclaim cash collateral or the obligation to return cash collateral against fair value amounts recognized for derivative instruments executed with the same counterparty under the same master netting arrangement that have been offset in accordance with paragraph 10 of FIN 39.  The guidance in this FSP is effective for fiscal years beginning after November 15, 2007, with early application permitted.  The implementation of this pronouncement had no effect on the Company’s financial statements.

ANOTEROS, INC.
 (A Development Stage Company)
Notes to the Consolidated Financial Statements (Continued)
December 31, 2007 and 2006

NOTE 1 -       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

f.  Newly Issued Accounting Pronouncements (Continued)

FSP No. FIN 46(R)-7, Application of FASB Interpretation No. 46(R) to Investment Companies  - This FSP addresses the application of FASB Interpretation (FIN) No. 46 (revised December 2003), Consolidation of Variable Interest Entities, by an entity that accounts for its investments in accordance with the specialized accounting guidance in the AICPA Audit and Accounting Guide, Investment Companies.  The provisions of the FSP are effective when the entity adopts SOP 07-01.  The implementation of this pronouncement had no effect on the Company’s financial statements.

SEC Staff Accounting Bulletin No. 109, Written Loan Commitments Recorded at Fair Value Through Earnings - SAB 109 expresses the current view of the staff that the expected net future cash flows related to the associated servicing of the loan should be included in the measurement of all written loan commitments that are accounted for at fair value through earnings.   SEC registrants are expected to apply the views in Question 1 of SAB 109 on a prospective basis to derivative loan commitments issued or modified in fiscal quarters beginning after December 15, 2007.  The implementation of this pronouncement had no effect on the Company’s financial statements.

g.	Preferred Stock

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

h.	Artwork

During the year ended December 31, 2006 the Company determined its Artwork has reached a point near enough to completion so as to necessitate capitalization of all related expenses.  During the year ended December 31, 2007 the Company capitalized $10,975 in artwork expenses.

NOTE 2 -	GOING CONCERN

The Company’s consolidated financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  However, the Company does not have significant operations to date, nor does it have an established source of revenues sufficient to allow it to continue as a going concern.  External financing, which is necessary for the Company to continue and proceed with operations, will either a) be loaned to the Company by its founder and principal shareholder, or b) will be generated by means of  a private placement being contemplated by management in which the Company would attempt to raise between $20,000 and $35,000. The Company is currently having its first three children’s books illustrated and will seek to have these books published once all illustrations are complete.

ANOTEROS, INC.
 (A Development Stage Company)
Notes to the Consolidated Financial Statements (Continued)
December 31, 2007 and 2006

NOTE 3 -	EQUITY ACTIVITY

During the year ended December 31, 2006, the Company issued 338,840 shares ofcommon stock at $0.05 per share as payment for services rendered.  Of these shares, 300,000 shares were issued to the Company’s current president as payment for legal services rendered.  The Company also issued an additional 100,000 common shares at $0.05 per share to its former president as payment for accrued wages.  Additionally, the Company issued 190,000 common shares for cash at $0.05 per share.  Of these shares, 40,000 were issued to a related entity of which the Company’s current president is a 50% owner.

On January 14, 2007, the Company issued 50,000 shares of its common stock to a former officer of the Company, as payment for accrued wages totaling $5,000.  In addition, the Company granted to the same individual an option to purchase 100,000 shares of the Company’s common stock, with an exercise price of $0.25 per share.  The options vested in full on the grant date, and expire on December 31, 2011.  The Company performed an analysis of the valuation of these options according to the Black-Scholes pricing model, and determined that as of the grant date no expense pertaining to the options is to be recognized.

On December 29, 2007, the Company issued 91,500 shares of common stock, at $0.05 per share, to the Company’s current president, as payment on the note held by the Company’s president.  In addition, the Company issued 100,000 shares at $0.05 per share for legal services rendered.

NOTE 4 -       GAIN ON SALE OF FIXED ASSET

In October 2006 the Company purchased a weapons sight from an unrelated third party for $9,600.  Later, the Company sold the site to an unrelated third party for $11,500. Consequently, the Company has recorded a $1,900 gain on sale of fixed assets during the year ended December 31, 2006.

NOTE 5 -      RELATED PARTY TRANSACTIONS

In October 1999, a shareholder (and officer) of the Company advanced $10,000 to the Company.  From that date through December 31, 2007, this individual has made several additional advances, and the Company has made some partial payments on the advances.  As of December 31, 2007, the total principal balance of these advances totaled $90,074.   The loans accrue interest at 8.0% per annum.  Accrued interest at December 31, 2007 was $27,299.  The loans are due on demand.

On January 15, 2007 the Company’s Board of Directors approved a salary of $5,000 per quarter for the Company’s chief executive officer.  During the year ended December 31, 2007, the Company accrued executive wages in the amount of $20,000.

On December 11, 2007, we issued 50,000 restricted shares of common stock at a price of $0.05 per share in consideration of legal services provided to us by Wade D. Huettel, an attorney with the firm of Chachas Law Group P.C.

ANOTEROS, INC.
(A Development Stage Company)
Notes to the Consolidated Financial Statements (Continued)
December 31, 2007 and 2006

NOTE 5 -        RELATED PARTY TRANSACTIONS (Continued)

On December 28, 2007, we issued 91,500 shares of common stock to George G. Chachas at a price of $0.05 per share, in consideration for his conversion of $4,575 in principal and unpaid accrued interest owed by us to Mr. Chachas.

NOTE 6 -        INCOME TAXES

The Company files income tax returns in the U.S. federal jurisdiction, and in the state of California.  With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2000.

The Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, on January 1, 2007.  As a result of the implementation of Interpretation 48, the Company recognized approximately no increase in the liability for unrecognized tax benefits.  A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

Balance at January 1, 2007	$-
Additions based on tax positions related to the current year	-
Additions for tax positions of prior years	-
Reductions for tax positions of prior years	-
Settlements	-
Balance at December 31, 2007	$-

Included in the balance at December 31, 2007, are no tax positions for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility.  Because of the impact of deferred tax accounting, other than interest and penalties, the disallowance of the shorter deductibility period would not affect the annual effective tax rate but would accelerate the payment of cash to the taxing authority to an earlier period.

The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses.  During the years ended December 31, 2007 and 2006, the Company recognized zero interest and penalties.  The Company had $-0- for the payment of interest and penalties accrued at December 31, 2007, and 2006.

ITEM 8.          CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
AND FINANCIAL DISCLOSURE.

None.

ITEM 8A(T). CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

Based on an evaluation as of the date of the end of the period covered by report, our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as required by Exchange Act Rule 13a-15. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and our Chief Financial Officer, to allow timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Exchange Act Rule 13a-15(f).  Management conducted an evaluation of the effectiveness of the internal control over financial reporting as of December 31, 2007, using the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.  As a result of management’s assessment, management has determined that there is a material weakness due to the lack of segregation of duties.  In order to address and resolve this weakness we will endeavor to locate and appoint additional qualified personnel to the board of directors and pertinent officer positions.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting that occurred during our last fiscal quarter (our fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

The term “internal control over financial reporting” is defined as a process designed by, or under the supervision of, the registrant’s principal executive and principal financial officers, or persons performing similar functions, and effected by the registrant’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

(a)           Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the registrant;

(b)           Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the registrant are being made only in accordance with authorizations of management and directors of the registrant; and

(c)           Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the registrant’s assets that could have a material effect on the financial statements.

ITEM 8B.    OTHER INFORMATION.

Not applicable.

PART III

ITEM 9.    DIRECTORS AND EXECUTIVE OFFICERS.

Identify of directors and executive officers

Our current directors and executive officers are as follows:

Name	Age	Position with the Company	Director Since
George G. Chachas	45	President, Chief Executive Officer, Chief Financial Officer, Secretary and a director	December 27, 2006

Term of Office

All of our directors hold office until the next annual general meeting of the shareholders or until their successors are elected and qualified. Our officers are appointed by our board of directors and hold office until their earlier death, retirement, resignation or removal.

Background and Business Experience

The business experience during the past five years of each of the persons presently listed above as an Officer or Director of the Company is as follows:

George G. Chachas is the founder of the Company served as the President, Treasurer, Secretary and Director from inception through October 22, 2004, at which time he resigned due to time constraints with his ongoing law practice. George was appointed and assumed the role of CEO, President, Chief Financial Officer, Secretary and Chairman of the Board on December 27, 2006. George is the founder and managing partner of Chachas Law Group P.C. serving businesses and individuals in a variety of transactional matters with extensive experience in mergers and acquisitions, corporate and securities law, and financing transactions. He has represented businesses and owners from entity formation and business structuring through private and public financing transactions, in a variety of corporate partnering, joint ventures, acquisition, merger and sales transactions. Prior to forming Chachas Law Group in April 2006, George was the Managing Partner of Wenthur & Chachas, LLP from 1987 through March 2006 which had an emphasis in corporate and securities transactions (including private held and publicly traded companies, and SEC compliance), taxation (including taxpayer disputes with government agencies and state sales and use tax laws), real estate transactions, estate planning matters and related issues, and copyright and trademark registrations. George is admitted to practice in California (1987); District of Columbia (1989) and Colorado (1994). George graduated from San Diego State University (B.A. 1985) and California Western School of Law (J.D. 1987).

Identify Significant Employees

We have no significant employees other than George G. Chachas, our President, Chief Executive Officer and sole director.

Family Relationships

We currently do not have any officers or directors of our company who are related to each other.

Involvement in Certain Legal Proceedings

During the last five years no director, executive officer, promoter or control person of the Company has had or has been subject to:

(1)           any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

(2)           any conviction in a criminal proceeding or being subject to a pending criminal proceeding;

(3)           any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or

(4)           being found by a court of competent jurisdiction, the Commission or the Commodity Futures Trading  Commission to have violated any federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires the Company's executive officers, directors and persons who own more than ten percent of the Company's Common Stock, to file initial reports of beneficial ownership on Form 3, changes in beneficial ownership on Form 4 and an annual statement of beneficial ownership on Form 5, with the SEC.  Such executive officers, directors and greater than ten percent shareholders are required by SEC rules to furnish the Company with copies of all such forms that they have filed.

Based solely on its review of the copies of such forms filed with the SEC electronically, received by the Company and representations from certain reporting persons, the Company believes that for the fiscal year ended December 31, 2007, all the officers, directors and more than 10% beneficial owners complied with the above described filing requirements.

Code of Ethics

Our board of directors has not adopted a code of ethics due to the fact that we presently only have one director and officer, namely George G. Chachas, and we are in the development stage of our operations. We anticipate that we will adopt a code of ethics when we increase either the number of our directors and officers or the number of our employees.

Audit Committee and Audit Committee Financial Expert

Our board of directors is comprised of one director and has not established an audit committee. Accordingly, our sole board of director presently performs the functions that would customarily be undertaken by an audit committee.

Our board of directors has determined that George G. Chachas, our sole director and officer, does not qualify as an “audit committee financial expert”, as defined by the rules of the SEC and is not “independent”, as he is our sole executive officer in addition to being our sole director.

ITEM 10.       EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth the compensation paid to our Chief Executive Officer and those executive officers that earned in excess of $100,000 during the twelve month period ended December 31, 2007 (collectively, the “Named Executive Officers”):

					Stock	Option
Name and Principal Position	Year	Salary ($)		Bonus ($)	Awards ($)	Awards ($)	Total ($)
George G. Chachas, President
Chief Executive Officer, Chief Financial Officer and Secretary(1)	2007	20,000	(2)	-	-	-	20,000

(1)	George G. Chachas has served as the President, CEO, CFO and Secretary of the Company since December 27, 2006.

(2)
During 2007 George G. Chachas was compensated for his services rendered as an officer of the Company at the rate of $5,000 per quarter which amount is being deferred until such time as we have sufficient funds for payment.

Narrative Disclosure to Summary Compensation Table

Currently, we do not have any written employment agreements.  On January 15, 2007, the board of directors resolved and agreed to pay George G. Chachas $5,000 per quarter payable in cash or shares of our Common Stock based on the closing price of our Common Stock as reported on the Pink Sheets on the last day of each calendar quarter, at the option of Mr. Chachas.  Mr. Chachas has agreed to defer the payment of such amount and as of December 31, 2007, there is deferred salary due and owing to Mr. Chachas in the amount of $20,000.

There are no employment contracts, compensatory plans or arrangements, including payments to be received from the Company with respect to any executive officer, that would result in payments to such person because of his or her resignation, retirement or other termination of employment with the Company, or its subsidiaries, any change in control, or a change in the person’s responsibilities following a change in control of the Company.

Outstanding Equity Awards at Fiscal Year-End

No Named Executive Officer received any equity awards, or holds exercisable or unexercisbale options, as of the year ended December 31, 2007.

Additional Narrative Disclosure

On December 27, 2006, the Company adopted the 2007 Long Term Incentive Plan (the “Plan”) to reward and provide incentives to our employees, who may include our directors who are also employees and our officers, as well as consultants and affiliates. The Company has set aside 5,000,000 shares of our common stock for issuance under the Plan.

There are no agreements or understandings for any executive officer to resign at the request of another person. None of our executive officers acts or will act on behalf of or at the direction of any other person.

Compensation of Directors

The following table sets forth information relating to compensation paid to our directors in 2007:

Fees Earned
	or Paid	Stock	Option
Name	in Cash ($)	Awards ($)	Awards ($)		Total ($)
George G. Chachas	-	-	-		-

Gregory J. Chachas	-	-	5,000	(1)	5,000

(1)
On January 15, 2007, the Company granted Gregory J. Chachas, a Director, an option to purchase 100,000 shares of common stock at an exercise price of $0.25 per share, which option expires on December 31, 2011.

There was no director compensation paid to any director who was a Named Executive Officer during the year ended December 31, 2007.

There are no employment contracts, compensatory plans or arrangements, including payments to be received from the Company with respect to any Director that would result in payments to such person because of his or her resignation with the Company, or its subsidiaries, any change in control of the Company. There are no agreements or understandings for any Director to resign at the request of another person. None of our Directors or executive officers acts or will act on behalf of or at the direction of any other person.

ITEM 11.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Security Ownership of Certain Beneficial Owners

The following table sets forth the amount and nature of beneficial ownership of any class of the Company’s voting securities of any person known to the Company to be the beneficial owner of more than five percent, as of the close of business on December 31, 2007.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class

Common Stock	George G. Chachas 2445 Fifth Avenue Suite 440 San Diego, CA 92101	3,809,929(1)	54.59%

Common Stock	Gregory J. Chachas 1200 South Bell Avenue Ely, Nevada 89301	775,000(2)	11.10%

(1)
Includes 3,718,200 shares of which George Chachas has direct beneficial ownership of, 40,000 shares which are held by TUVA Co., LLC, of which George Chachas owns a 50% interest in, and 51,729 shares held by Chachas Land Co., Inc., a corporation of which George Chachas owns a 33.33% interest and is an officer and director of.

(2)
Includes 650,000 shares of which Gregory J. Chachas has direct beneficial ownership of, 25,000 shares held by the Chachas Family Spendthrift Trust and 100,000 shares which Gregory Chachas has the right to acquire within 60 days from the exercise of options.

Security Ownership of Management

The following table sets forth the amount and nature of beneficial ownership of any class of the Company’s voting securities of all of the Company’s directors and nominees and “named executive officers” as such term is defined in Item 402(a)(2) of SEC Regulation S-B, as of the close of business on December 31, 2007.

Title of Class	Name of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class

Common Stock	George G. Chachas(1)	3,809,929(1)	54.59%

Common Stock	Directors and Officers as a Group	3,809,929	54.59%

(i)
Includes 3,718,429 shares of which George Chachas has direct beneficial ownership of, 40,000 shares which are held by TUVA Co., LLC, of which George Chachas owns a 50% interest in, and 51,729 shares held by Chachas Land Co., Inc., a corporation of which George Chachas owns a 33.33% interest and is an officer and director.

Changes in Control.

There are no present arrangements or pledges of the Company’s securities which may result in a change in control of the Company.

ITEM 12.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS,
AND DIRECTOR INDEPENDENCE.

The Company receives rent-free office space in San Diego, California from its president. The value of the space is not considered materially significant for financial reporting purposes.

Other than the transactions stated above, none of the directors or executive officers of the Company, nor any person who owned of record or was known to own beneficially more than 5% of the Company’s outstanding shares of its Common Stock, nor any associate or affiliate of such persons or companies, has any material interest, direct or indirect, in any transaction that has occurred since November 1, 2006, or in any proposed transaction, which has materially affected or will affect the Company.

ITEM 13.	EXHIBITS.

The following exhibits are filed with this Annual Report on Form 10-KSB:

Exhibit
Number	Description of Exhibit
3.01	Articles of Incorporation(1)
3.02	Restated Articles of Incorporation(1)
3.03	Bylaws(1)
10.01	Independent Contractor Agreement with James Wotjak dated October 11, 1999 (1)
10.02	Restated Independent Contractor Agreement with James Wotjak dated February 18, 2000 (1)
10.03	Independent Contractor Agreement with Ben De Soto dated December 5, 2002(1)
10.04	First Amendment to Independent Contractor Agreement with Ben De Soto dated February 11, 2003 (1)
10.05	Independent Contractor Agreement with Gerry De Soto dated November 21, 2006(1)
10.06	2007 Long Term Incentive Plan(2)
31.01	Certification of Principal Executive Officer Pursuant to Rule 13a-14(2)
31.02	Certification of Principal Financial Officer Pursuant to Rule 13a-14(2)
32.01	CEO and CFO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act(2)
              _______________

(1)	Incorporated by reference to our Registration Statement on Form 10SB filed with the SEC on April 12, 2007.
(2)	Filed herewith.

*
All exhibits are numbered with the number preceding the decimal indicating the applicable SEC reference number in Item 601 and the number following the decimal indicating the sequence of the particular document.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Fees

During the fiscal year ended December 31, 2007, we incurred approximately $7,000 in fees to our principal independent accountants for professional services rendered in connection with the audit and reviews of our financial statements for fiscal year ended December 31, 2007.

During fiscal year ended December 31, 2006, we incurred approximately $5,000 in fees to our principal independent accountant for professional services rendered in connection with the audit of our financial statements for fiscal year ended December 31, 2006.

Audit-Related Fees

The aggregate fees billed during the fiscal years ended December 31, 2007 for assurance and related services by our principal independent accountants that are reasonably related to the performance of the audit or review of our financial statements (and are not reported under Item 9(e)(1) of Schedule 14A was $0 and $0, respectively.

Tax Fees

The aggregate fees billed during the fiscal years ended December 31, 2007 and 2006 for professional services rendered by our principal accountant tax compliance, tax advice and tax planning was $830 and $0, respectively.

All Other Fees

The aggregate fees billed during the fiscal years ended December 31, 2007 for products and services provided by our principal independent accountants (other than the services reported in Items 9(e)(1) through 9(e)(3) of Schedule 14A) was $0 and $0, respectively.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ANOTEROS INC.

Dated: March 27, 2008
                                __________________________________________________
By: George G. Chachas
Its: President and Principal Executive Officer

Dated: March 27, 2008
                                __________________________________________________
By: George G. Chachas
Its:  Chief Financial Officer and Principal Accounting Officer

Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Dated: March 27, 2008
                                __________________________________________________
George G. Chachas, sole Director