Form 10KSB/A
period 2007-12-31
Anoteros, Inc.
filed 2008-03-28
CIK 1390292

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

___________

FORM 10-KSB/A
___________

☒     ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

Commission File Number: 0-52561
___________________________________

ANOTEROS, INC.
(Exact name of Registrant as specified in its charter)

NEVADA	88-0368849
(State or other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

2445 Fifth Avenue, Suite 440, San Diego, California	92101
(Address of principal executive offices)	(Zip Code)

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
Yes ☐ No ☒

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

Transitional Small Business Disclosure Format (check one):
Yes ☐ No ☒

ANOTEROS INC.
Report on Form 10-KSB

TABLE OF CONTENTS

PART I.
Item 1.	Description of Business ...........................................................................................	3
Item 2.	Description of Property ............................................................................................	12
Item 3.	Legal Proceedings .....................................................................................................	12
Item 4.	Submission of Matters to a Vote of Security Holders .........................................	12
PART II.
Item 5.	Market for Common Equity and Related Stockholder Matters ..........................	12
Item 6.	Management’s Discussion and Analysis or Plan of Operation ........................	14
Item 7.	Financial Statements .................................................................................................	17
Item 8.	Changes In and Disagreements With Accountants on Accounting and Financial Disclosure ...................................................................	35
Item 8A(T)	Controls and Procedures .........................................................................................	35
Item 8B.	Other Information......................................................................................................	36
PART III.
Item 9.	Directors, Executive Officers and Corporate Governance ..................................	36
Item 10.	Executive Compensation ..........................................................................................	38
Item 11.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters ...................................................	40
Item 12.	Certain Relationships and Related Transactions .................................................	41
Item 13.	Exhibits .......................................................................................................................	41
Item 14.	Principal Accountant Fees and Services ..............................................................	42

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

ITEM 10.       EXECUTIVE COMPENSATION.

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