Form 10KSB/A
period 2007-12-31
Anoteros, Inc.
filed 2008-04-29
CIK 1390292

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

___________

FORM 10-KSB/A-2
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

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 2 to the consolidated financial statements, the Company does not have significant operations to date and has a net capital deficiency that raise substantial doubt about its ability to continue as a going concern.  Management’s plans in regard to these matters are also described in Note 2.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

In producing artwork for its Doolittle series of children’s books, the Company incurs various production costs, such as compilation, layout, design, and illustration expenses.   After the point the Company has determined its book projects are commercially viable, the Company capitalizes these expenses under the term “artwork,” pursuant to SOP 00-2, “Accounting by Producers or Distributors of Films.”  All associated artwork costs will be capitalized until such time the related children’s books are released for publication, and revenues are recognized.  At this point, all capitalized costs will be amortized over the determined useful lives of the books (no more than ten years).  Advertising costs are not capitalized.  If a book project is abandoned, all previously capitalized project costs will be immediately shown as an expense.  During the year ended December 31, 2007 the Company capitalized $10,975 in artwork expenses.

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

This Annual Report does not include an attestation report of the company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only management's report in this annual report

Changes in Internal Control Over Financial Reporting

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

Dated: April 28, 2008
                                __________________________________________________
By: George G. Chachas
Its: President and Principal Executive Officer

Dated: April 28, 2008
                                __________________________________________________
By: George G. Chachas
Its:  Chief Financial Officer and Principal Accounting Officer

Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Dated: April 28, 2008
                                __________________________________________________
George G. Chachas, sole Director