Form 10-Q
period 2008-06-30
Anoteros, Inc.
filed 2008-08-01
CIK 1390292

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended: June 30, 2008

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
Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.   As of July 28, 2008, there were 6,978,769 shares of the issuer's Common Stock, $0.001 par value, issued and outstanding.

ANOTEROS INC. AND SUBSIDIARIES
Report on Form 10-Q

PART I – FINANCIAL INFORMATION
Item 1.	Financial Statements......................................................................................................................................................................	3
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations ..........................................	11
Item 3.	Quantitative and Qualitative Disclosure About Market Risk ................................................................................................	13
Item 4.	Controls and Procedures .............................................................................................................................................................	13
PART II – OTHER INFORMATION
Item 1.	Legal Proceedings .........................................................................................................................................................................	14
Item 1A.	Risk Factors ...................................................................................................................................................................................	14
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds ...............................................................................................	14
Item 3.	Default Upon Senior Securities ...................................................................................................................................................	14
Item 4.	Submission of matters to a Vote of Security Holders ..............................................................................................................	14
Item 5.	Other Information ..........................................................................................................................................................................	14
Item 6.	Exhibits ............................................................................................................................................................................................	14

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

ANOTEROS, INC. AND SUBSIDIARY
(A Development Stage Company)
Consolidated Balance Sheets

ASSETS
	June 30,	December 31,
	2008	2007
	(Unaudited)
CURRENT ASSETS

Cash	$1,199	$1,048

Total Current Assets	1,199	1,048

OTHER ASSETS

Artwork	31,415	31,415

Total Other Assets	31,415	31,415

TOTAL ASSETS	$32,614	$32,463

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

Accounts payable and accrued expenses	$1,125	$641
Note payable - related party	106,342	90,074
Accounts payable and accrued expenses - related party	78,881	58,540

Total Current Liabilities	186,348	149,255

TOTAL LIABILITIES	186,348	149,255

STOCKHOLDERS' EQUITY (DEFICIT)

Preferred stock: 25,000,000 shares authorized;
$0.001 par value; -0- shares issued and outstanding	-	-
Common stock: 100,000,000 shares authorized;
$0.001 par value; 6,978,769 shares issued
and outstanding	6,979	6,979
Additional paid-in capital	260,206	260,206
Deficit accumulated during the development stage	(420,919)	(383,977)

Total Stockholders' Equity (Deficit)	(153,734)	(116,792)

TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY (DEFICIT)	$32,614	$32,463

The accompanying notes are an integral part of these consolidated financial statements.

ANOTEROS, INC. AND SUBSIDIARY
(A Development Stage Company)
Consolidated Statements of Operations
(Unaudited)
					From Inception of
					the Development
					Stage on
					September 25,
	For the Three Months Ended		For the Six Months Ended		1996 through
	June 30,		June 30,		June 30,
	2008	2007	2008	2007	2008

REVENUES	$-	$-	$-	$-	$867

OPERATING EXPENSES

Legal and professional	8,542	3,335	20,393	14,848	224,615
General and administrative	5,908	5,046	12,698	10,937	185,280

Total Operating Expenses	14,450	8,381	33,091	25,785	409,895

LOSS FROM OPERATIONS	(14,450)	(8,381)	(33,091)	(25,785)	(409,028)

OTHER EXPENSES

Interest expense	(2,007)	(1,611)	(3,851)	(3,116)	(33,408)
Loss on disposal of fixed assets	-	-	-	-	(250)
Loss on sale of fixed assets	-	-	-	-	1,767
Gain on sale of intellectual property	-	-	-	-	20,000

Total Other Expenses	(2,007)	(1,611)	(3,851)	(3,116)	(11,891)

NET LOSS	$(16,457)	$(9,992)	$(36,942)	$(28,901)	$(420,919)

BASIC LOSS PER SHARE	$(0.00)	$(0.00)	$(0.01)	$(0.00)

WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING	6,978,769	6,779,027	6,978,769	6,783,125

The accompanying notes are an integral part of these consolidated financial statements.

ANOTEROS, INC. AND SUBSIDIARY
(A Development Stage Company)
Consolidated Statements of Stockholders' Equity (Deficit)

				Deficit
				Accumulated
			Additional	During the
	Common Stock		Paid-In	Development
	Shares	Amount	Capital	Stage

Balance, December 31, 2006	6,737,269	$6,737	$245,871	$(327,143)

Common shares issued on January 15, 2007
for accrued wages at $0.05 per share	50,000	50	4,950	-

Common shares issued on December 11, 2007
for services rendered at $0.05 per share	100,000	100	4,900	-

Common shares issued on December 28, 2007
for debt at $0.05 per share	91,500	92	4,485	-

Net loss for the year ended
December 31, 2007	-	-	-	(56,834)

Balance, December 31, 2007	6,978,769	6,979	260,206	(383,977)

Net loss for the six months ended
June 30, 2008 (unaudited)	-	-	-	(36,942)

Balance, June 30, 2008 (unaudited)	6,978,769	$6,979	$260,206	$(420,919)

The accompanying notes are an integral part of these consolidated financial statements.

ANOTEROS, INC. AND SUBSIDIARY
(A Development Stage Company)
Consolidated Statements of Cash Flows
(Unaudited)

			From Inception
			of the
			Development
			Stage on
			September 25,
	For the Six Months Ended		1996 through
	June 30,		June 30,
	2008	2007	2008
CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(36,942)	$(28,901)	$(420,919)

Adjustments to reconcile net loss to
net cash used by operating activities:
Depreciation expense	-	-	257
Loss on disposal of equipment	-	-	250
Gain on sale of fixed assets	-	-	(1,767)
Common stock issued for services and fees	-	-	213,191
Gain on sale of intellectual property	-	-	(20,000)
Changes in operating assets and liabilities:
Decrease in inventory	-	-	53
Increase (decrease) in accounts payable
and accrued expenses	484	(5,000)	3,793
Increase in accounts payable
and accrued expenses - related party	20,341	23,484	92,401

Net Cash Used by Operating Activities	(16,117)	(10,417)	(132,741)

CASH FLOWS FROM INVESTING ACTIVITIES

Increase in artwork	-	(3,850)	(31,165)
Proceeds from sale of intellectual property	-	-	20,000
Purchase of fixed assets	-	-	(10,541)
Proceeds from sale of fixed assets	-	-	11,800

Net Cash Provided (Used) by Investing Activities	-	(3,850)	(9,906)

CASH FLOWS FROM FINANCING ACTIVITIES

Payments on notes payable - related parties	-	-	(13,827)
Proceeds from notes payable - related parties	16,268	10,550	125,338
Common stock issued for cash	-	-	32,335

Net Cash Provided by Operating Activities	16,268	10,550	143,846

NET INCREASE (DECREASE) IN CASH	151	(3,717)	1,199

CASH AT BEGINNING OF PERIOD	1,048	4,478	-

CASH AT END OF PERIOD	$1,199	$761	$1,199

The accompanying notes are an integral part of these consolidated financial statements.

ANOTEROS, INC. AND SUBSIDIARY
(A Development Stage Company)
Consolidated Statements of Cash Flows (Continued)
(Unaudited)

			From Inception
			of the
			Development
			Stage on
			September 25,
	For the Six Months Ended		1996 through
	June 30,		June 30,
	2008	2007	2008
CASH PAID FOR

Interest	$-	$-	$-
Taxes	$-	$-	$-

SCHEDULE OF NON-CASH FINANCING AND
INVESTING ACTIVITIES

Common stock issued as payment
on debt	$-	$5,000	$11,410
Common stock issued for artwork	$-	$-	$250

The accompanying notes are an integral part of these consolidated financial statements.

ANOTEROS, INC. AND SUBSIDIARY
(A Development Stage Company)
Notes to the Consolidated Financial Statements
June 30, 2008 and December 31, 2007

NOTE 1 -    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

This summary of significant accounting policies of Anoteros, Inc. and its wholly-owned subsidiary, Doolittle EduTainment Corp., is presented to assist in understanding the Company’s consolidated financial statements.  Collectively, these entities are referred to hereafter as “the Company.” The consolidated financial statements and notes are representations of the Company’s management, which is responsible for their collective integrity and objectivity.  These accounting policies conform to accounting principles generally accepted in the Unites States of America, as well as standards of the Public Company Accounting Oversight Board (United States) and have been consistently applied in the preparation of the consolidated financial statements.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in accordance with such rules and regulations.  The information furnished in the interim condensed financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements.  Operating results for the six months ended June 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.

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

c.  Basic Loss Per Share

The computations of basic loss per share of common stock are based on the weighted-average number of shares outstanding during the period of the financial statements as follows:

	Loss	Shares	Per Share
	(Numerator)	(Denominator)	Amount

For the period ended
June 30, 2008	$(36,942)	6,978,769	$(0.01)

For the period ended
June 30, 2007	$(28,901)	6,783,125	$(0.00)

ANOTEROS, INC. AND SUBSIDIARY
 (A Development Stage Company)
Notes to the Consolidated Financial Statements (Continued)
June 30, 2008 and December 31, 2007

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

There are no tax positions included in the balance at June 30, 2008 for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility.

Our policy is to recognize accrued interest related to unrecognized tax benefits in interest expense and penalties in operating expenses.

NOTE 2 -        RELATED PARTY SHAREHOLDER LOAN

In October 1999, a shareholder advanced $10,000 to the Company.  From that date through June 30, 2008, the shareholder has made several additional advances, and the Company has made some partial payments on the advances.  As of June 30, 2008, the total principal balance of these advances totaled $106,342.   The loans accrue interest at 8.0% per annum.  Accrued interest at June 30, 2008 was $31,150.  The loans are due on demand.

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

ANOTEROS, INC. AND SUBSIDIARY
 (A Development Stage Company)
Notes to the Consolidated Financial Statements (Continued)
June 30, 2008 and December 31, 2007

NOTE 4 -       EQUITY ACTIVITY

On January 15, 2007, the Company issued 50,000 shares of its common stock to a former officer of the Company, as payment for accrued wages totaling $5,000.  In addition, the Company granted to the same individual an option to purchase 100,000 shares of the Company’s common stock, with an exercise price of $0.25 per share.  The options vested in full on the grant date, and expire on December 31, 2011.  The Company performed an analysis of the valuation of these options according to the Black-Scholes pricing model, and determined that as of the grant date no expense pertaining to the options is to be recognized.

On December 2007, the Company issued 91,500 shares of common stock, at $0.05 per share, to the Company’s current president, as payment on the note held by the Company’s president.  In addition, the Company issued 100,000 shares at $0.05 per share for legal services rendered.

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

Company Overview and Principal Products and Services

    The Company’s wholly-owned subsidiary, Doolittle Edutainment, which holds all intellectual property for the Company, is engaged in the children’s education and entertainment market, continues its plan for publication and distribution of its children books, and further development of additional books and exploitation of its intellectual property rights focused around its main character, “Doolittle.”  We are considered a development stage company. We have recognized only minimal revenue, and activities since our inception have been devoted primarily to raising capital and creating a character-based children’s book and accompanying apparel. Following the completion of its third title book in July 2007, the Company entered into an agreement with BookMasters Inc., to print an initial run of 250 of each of the first three book titles for marketing and presentation purposes to various children's literary agents to seek publication.   With this printing of the first three titles the copyright process will be completed and these titles entered into the Library of Congress.  We recently have begun to focus on developing the market for this book. As a result, we are a development stage enterprise as defined by SFAS 7. In our most recent operating period ended June 30, 2008, we recorded no revenue. Additionally, there were no revenues for the fiscal year ended December 31, 2007.  Accordingly, we have issued a comment regarding our ability to continue as a going concern (please refer to the footnotes to the financial statements). Until such time that we are able to establish a consistent flow of revenues from our Doolittle products, sufficient to sustain our operations, Management intends to rely primarily upon debt financing as needed to supplement the cash flows generated by the sale of our products.

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

    We believe that without additional financing, our total current assets of $1,199, plus projected cash flows, will not be sufficient capital to allow us to implement our plan to continue developing our product line and develop relationships with publishers and/or retail outlets. Our current monthly operating expenses average less than $4,000 exclusive of management’s salaries, which are deferred until we begin selling our books.

    Our total operating expenses for the period from September 25, 1996, (inception) to June 30, 2008 were $409,895, of which approximately 45% were general and administrative. The following table quantifies the components that comprise our operating expenses for this period:

DESCRIPTION	AMOUNT
Legal and Professional Fees	$224,615
Other General and Administrative	$145,280
Wages and Salaries	$40,000
Taxes	$-
Total Operating Expenses	$409,895

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

Results of Operations

Three months ended June 30, 2008 compared to the three months ended June 30, 2007.

    From September 25, 1996 (inception) to June 30, 2008, we have generated only minimal revenue.  We earned no revenues during the three month periods ended June 30, 2008 and 2007.  As a development stage company, our revenue is expected to be derived from the sale of our Doolittle products.

    Operating expenses for the three months ended June 30, 2008 totaled $14,450, a 72% increase from the comparable period of 2007.  This increase resulted primarily from an increase in legal and professional fees in the current period.

    The Company incurred a net loss of $16,457 during the three month period ended June 30, 2008, a 65% increase from the comparable period of 2007.  This increase resulted primarily from an increase in legal and professional fees, as well as slight increases in general and administrative expenses and interest expense in the current period. Basic net loss per share was $(0.00) for the three month period ended June 30, 2008, representing no material change from the comparable period of 2007.

Six months ended June 30, 2008 compared to the six months ended June 30, 2007.

    Operating expenses for the six months ended June 30, 2008 totaled $33,091, a 28% increase from the comparable period of 2007.  This increase resulted primarily from an increase in legal and professional fees in the current period.

    The Company incurred a net loss of $36,942 during the six month period ended June 30, 2008, a 28% increase from the comparable period of 2007.  This increase resulted primarily from an increase in legal and professional fees, as well as slight increases in general and administrative expenses and interest expense in the current period. Basic net loss per share was $(0.01) for the six month period ended June 30, 2008, representing only a minimal change from the $(0.00) loss per share for the comparable period of 2007.

    As of June 30, 2008, the Company had an accumulated deficit of $420,919 compared to $383,977 as of December 31, 2007. The shareholders deficit as of June 30, 2008 was $153,734 compared to $116,792 as of December 31, 2007.

Liquidity and Capital Resources

    As of June 30, 2008, the Company had a negative working capital of $185,149 compared to a negative working capital of $148,207 at December 31, 2007. The change in working capital resulted primarily from the Company’s operating losses.

    During the six months ended June 30, 2008 the Company experienced negative cash flow of $16,117 from operating activities, and had cash flows from investing activities of $-0-.  The Company met its cash requirements during this period through debt financing, realizing a cash inflow from financing activities in the amount of $16,268.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

    We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit to the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms, and that information is accumulated and communicated to our management, including our principal executive and principal financial officer (whom we refer to in this periodic report as our Certifying Officer), as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our Certifying Officer, the effectiveness of our disclosure controls and procedures as of June 30, 2008, pursuant to Rule 13a-15(b) under the Securities Exchange Act. Based upon that evaluation, our Certifying Officer concluded that, as of June 30, 2008, our disclosure controls and procedures were effective.

Changes in Internal Controls

    There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ANOTEROS INC.

Dated: July 31, 2008                                                                              __________________________________
By: George G. Chachas
Its: President and CEO