Form 10-K
period 2008-12-31
Anoteros, Inc.
filed 2009-03-19
CIK 1390292

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

___________

FORM 10-K
___________

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  ☐  Yes   ☒  No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.  ☐  Yes   ☒  No

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒  Yes   ☐  No

Indicate by check mark if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.   See definitions of  “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☐	Accelerated Filer	☐

Non-Accelerated Filer	☐	Smaller Reporting Company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐  Yes   ☒  No

Issuer’s revenues for its most recent fiscal year:  None.

The aggregate market value of the voting and non-voting common equity on June 30, 2008 held by non-affiliates of the registrant (based on the average bid and asked price of such stock on such date of $0.175) was approximately $554,547.   Shares of common stock held by each officer and director and by each person who owns 10% or more of the outstanding common stock of the registrant have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.  Without acknowledging that any individual director of registrant is an affiliate, all directors have been included as affiliates with respect to shares owned by them.

As of March 17, 2009, there were 6,978,769 shares of the registrant’s Common Stock outstanding.

ANOTEROS INC.
Report on Form 10-KSB

PART I.

FORWARD LOOKING STATEMENTS

This annual report contains certain forward-looking statements and for this purpose any statements contained in this annual report that are not statements of historical fact may be deemed to be forward-looking statements.  Without limiting the foregoing, words such as "may," "will," "expect," "believe," "anticipate," "estimate" or "continue" or comparable terminology are intended to identify forward-looking statements.  These statements by their nature involve substantial risks and uncertainties, and actual results may differ materially depending on a variety of factors, many of which are not within our control.  These factors include but are not limited to economic conditions generally and in the markets in which Anoteros may participate, competition within Anoteros’ chosen industry, technological advances and failure by us to successfully develop business relationships.

ITEM 1.    DESCRIPTION OF BUSINESS.

Business Development

Anoteros  Inc. (referred to as “Anoteros”, the “Company”, “we”, “us”, or “our”) through its wholly-owned subsidiary, Doolittle Edutainment, which holds all of our intellectual property, is engaged and in the children’s education and entertainment market.  Our mission is to entertain and educate children through various avenues focused around our main character “Doolittle” and further development of additional books and the exploitation of our intellectual property rights.

The Company was incorporated on September 25, 1996 under the laws of the State of Nevada, as Out of Bounds Sports Co. and initially entered the sports wear market, manufacturing and marketing tee shirts, golf shorts and hats with the “OB Golf” and “OB Sports” logo.   The Company turned its focus to the children’s education and entertainment arena utilizing the gorilla charter “Doolittle” depicted in various sporting activities and worked on various story lines and character treatments.  We completed the final story line and draft of Book 1 – The Story of Doolittle, an Exceptional Young Gorilla in May 2000. The story line and preliminary draft of Book 2 – The Adventures of Dynamic Doolittle – Episode 1 “The Problem with Paulie Python” was completed in October 2000 and, the story line and preliminary draft of Book 3 - Doolittle’s Very, Very Bad Day was completed in May 2001

On February 19, 2002 the Company formed Doolittle Edutainment Corp., a Nevada corporation (“Doolittle Edutainment”) as a wholly-owned subsidiary, for the purpose of holding the intellectual property and other assets relating the Doolittle books and product line.

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

• Book 3 - titled “Doolittle’s Very, Very Bad Day” addresses Doolittle’s negative attitude regarding doing home-work.

We have self published the initial three books with an initial run of 250 copies which are being utilized in exploring various distribution avenues.  In 2008, as a result of input from the various parties that have reviewed the initial run, we undertook and made various corrections and revisions to Books 1 through 3 which are in a completed state and ready for printing and distribution.

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

(iv)          Licensing Agreements:   If we enter into any licensing agreement with any or all of the Forms of Work as defined in that Wojtak Agreement, Mr. Wojtak shall be paid ten percent (10%) of the total gross revenue received by us from the licensee.  Units of Forms of Work as defined in that Wojtak Agreement sold through any licensing agreement are valid toward fulfillment of each Royalty Level set forth above.

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

We are also required to file annual reports on Form 10-K and quarterly reports on Form 10-Q with the Commission on a regular basis, and will be required to timely disclose certain events (e.g., changes in corporate control; acquisitions or dispositions of a significant amount of assets other than in the ordinary course of business; and bankruptcy) in a Current Report on Form 8-K.

We believe that these reporting obligations will increase our annual legal and accounting costs.

We not aware of any other governmental regulations now in existence or that may arise in the future that would have an effect on the business of the Company.

Research and Development Costs.

We did not make any expenditure on research and development activities during the last two fiscal years, 2008 and 2007.

Cost of Compliance with Environmental Laws.

At this time our business activities are not subject to any environmental laws or governmental regulation nor do we anticipate that our future business activities will subject us to any environmental compliance regulations.

Employees.

As of the date of this Annual Report other than George G, Chachas, our sole director and executive officer, we have no other employees.  We do not expect significant changes in the number of people we employ over the next twelve months.  We plan to hire additional staff, on an as needed basis,

ITEM 1A.    RISK FACTORS.

Investment in our common stock involves a high degree of risk. You should carefully consider the risks described below together with all of the other information included in this herein before making an investment decision.  If any of the following risks actually occur, our business, financial condition or results of operations could suffer. In that case, the market price of our common stock could decline, and you may lose all or part of your investment.

Risks Related to Our Business

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

We anticipate that we will compete primarily in the preschool and elementary school category of the U.S. book and toy industry and, to some degree, in the overall U.S. and international book and toy industry. Each of these markets is very competitive and we expect competition to increase in the future. We believe that we will compete in the future, with makers of popular cartoons, children’s books and other educational products. Accordingly, many of our direct, indirect and potential competitors have significantly longer operating histories, greater brand recognition and substantially greater financial, technical and marketing resources than we do. These competitors may be able to respond more rapidly than we can to changes in consumer preferences. They may also devote greater resources to the development, promotion and sale of their products than we are able to. We cannot assure you that we will be able to compete effectively in our markets. See “Business – Competitive Business Conditions” for a discussion of the companies with which we believe we compete as well as the principal competitive factors in our markets.

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

Our stock price may be volatile.

The market price of our common stock will likely fluctuate significantly in response to the following factors, some of which are beyond our control: variations in our quarterly operating results; changes in financial estimates of our revenues and operating results by securities analysts; changes in market valuations; announcements by us of significant contracts, acquisitions, strategic partnerships, joint ventures or capital commitments; additions or departures of key personnel; future sales of our common stock; stock market price and volume fluctuations attributable to inconsistent trading volume levels of our stock; commencement of or involvement in litigation.

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

An immediate and specific risk relates to the our ability to achieve and maintain effective internal controls in accordance with Section 404 of the Sarbanes-Oxley Act the failure of which could lead to loss of investor confidence in our reported financial information. Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, we will be required to furnish a report by our management on our internal control over financial reporting.  If we cannot provide reliable financial reports or prevent fraud, then our business and operating results could be harmed, investors could lose confidence in our reported financial information, and the trading price of our stock could drop significantly.   In order to achieve compliance with Section 404 of the Act, we will need to engage in a process to document and evaluate our internal control over financial reporting, which will be both costly and challenging.  In this regard, management will need to dedicate internal resources, engage outside consultants and adopt a detailed work plan.

ITEM 2.    DESCRIPTION OF PROPERTY.

Our corporate headquarters address at 2445 Fifth Avenue, Suite 440, San Diego, CA 92101 is the business office address of our President, George G. Chachas, which office space is provided at no cost. The property is generic office space that meets the Company’s executive and administrative requirements.

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

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF THE SECURITY HOLDERS.

During the fourth quarter of 2008, there were no matters submitted to a vote of the stockholders.

PART II.

ITEM 5.    MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our common stock is traded on OTC Bulletin Board under the symbol “AROS.”  The following table sets forth, in U.S. dollars the high and low bid prices for each of the calendar quarters indicated, as reported by the OTC Bulletin Board.  The prices in the table may not represent actual transactions and do not include retail markups, markdowns or commissions.

	Company Common Stock Bid Prices
	High	Low
2008
Quarter ended December 31	$0.15	$0.05
Quarter ended September 30	0.15	0.05
Quarter ended June 30	0.25	0.10
Quarter ended March 31	0.25	0.10

2007
Quarter ended December 31	$0.10	$0.05
Quarter ended September 30	0.10	0.05
Quarter ended June 30	0.10	0.05
Quarter ended March 31	0.20	0.10

On March 2, 2009, the last bid and ask of our common stock as reported on the OTC Bulletin Board was $0.10 and $0.25, respectively.

Holders of Our Common Stock

            As of March 2, 2009, we had 38 stockholders of record based on information provided by our transfer agent.

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

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth information as of December 31, 2008 and 2007, with respect to our equity compensation plans previously approved by stockholders and equity compensation plans not previously approved by stockholders.

	Equity Compensation Plan Information
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by stockholders	100,000	$0.25	4,900,000
Equity compensation plans not approved by stockholders	0	0	0
Total	100,000	$0.25	4,900,000

Issuer Purchases of Equity Securities

There were no stock repurchases during the fourth quarter of 2008.

Recent Sales of Unregistered Securities

The were no sales of unregistered securities during the period covered by this report.

ITEM 6.    SELECTED FINANCIAL DATA.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis is intended as a review of significant factors affecting our financial condition and results of operations for the periods indicated.  The discussion should be read in conjunction with our consolidated financial statements and the notes presented herein.  In addition to historical information, the following Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that involve risks and uncertainties. Our actual results could differ significantly from those anticipated in these forward-looking statements as a result of certain factors discussed in this report.

A.           Management’s Plan of Operation

The following discussion of our financial condition, changes in financial condition and results of operations for the year ended December 31, 2008 should be read in conjunction with our audited consolidated financial statements and related notes for the year ended December 31, 2008.

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

We recently have begun to focus on developing the market for this book. As a result, we are a development stage enterprise as defined by SFAS 7.  In our most recent operating period ended December 31, 2008, we recorded no revenue. Additionally, there were no revenues for the fiscal year ended December 31, 2007.  Accordingly, we have issued a comment regarding our ability to continue as a going concern (please refer to the footnotes to the financial statements).  Until such time that we are able to establish a consistent flow of revenues from our Doolittle products, sufficient to sustain our operations, Management intends to rely primarily upon debt financing as needed to supplement the cash flows generated by the sale of our products.

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

Our total operating expenses for the period from September 25, 1996, (inception) to December 31, 2008 were $427,477, of which approximately 46% were general and administrative. Our current monthly operating expenses average less than $5,000 exclusive of management’s salaries, which are deferred until we begin selling our books.  The following table quantifies the components that comprise our operating expenses for this period:

DESCRIPTION	AMOUNT
Legal and Professional Fees	$231,844
Other General and Administrative	195,633
Wages and Salaries	0
Taxes	0
Total General and Administrative Expenses	$427,477

As we grow our business and obtain a publishing deal and/or purchase orders for our books and other products, our revenues should grow on a consistent basis. By focusing our efforts on limiting general and administrative expenses as we increase revenue, we expect to increase our net income on a consistent basis as well.

RESULTS OF OPERATIONS

For the year ended December 31, 2008 compared to the year ended December 31, 2007.

As of September 25, 1996, (inception) to December 31, 2008, we have generated only minimal revenue.  We earned no revenues during the twelve month period ended December 31, 2008 and no revenues for the twelve months ended December 31, 2007.  As a development stage company, our revenue is expected to be derived from the sale of our Doolittle products.

Operating expenses for the twelve months ended December 31, 2008 totaled $50,673, resulting in an increase of approximately one percent from the comparable period of 2007.  This increase resulted primarily from a 7% increase in general and administrative expenses, slightly offset by a 4% decrease in legal and professional fees during the current period.

We incurred a net loss of $58,968 during the twelve month period ended December 31, 2008, resulting in an increased loss of approximately 4% from the comparable period of 2007.  Basic net loss per share was $0.01for the twelve month period ended December 31, 2008, representing no change from the comparable period of 2007.

Liquidity and Capital Resources

As of December 31, 2008, we had a negative working capital of $207,475 compared to a negative working capital of $148,207 at December 31, 2007. The change in working capital resulted primarily from our operating losses.

During the twelve months ended December 31, 2008 we experienced negative cash flow of $23,165 from operating activities, and had negative cash flows from investing activities of $300.  We met our cash requirements during this period through debt financing, realizing a cash inflow from shareholder loans in the amount of $23,643.

ITEM 7A – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 8.    FINANCIAL STATEMENTS.

ANOTEROS, INC. AND SUBSIDIARY

CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2008

C O N T E N T S

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders of
Anoteros, Inc. and Subsidiary
(A Development Stage Company)
San Diego, California

We have audited the accompanying consolidated balance sheets of Anoteros, Inc. and Subsidiary (a development stage company) as of December 31, 2008 and 2007 and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for the years ended December 31, 2008 and 2007 and from inception of the development stage on September 25, 1996 through December 31, 2008.  These consolidated financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial positions of Anoteros, Inc. and Subsidiary (a development stage company) as of December 31, 2008 and 2007, and the results of their operations and their cash flows for the years ended December 31, 2008 and 2007 and from inception of the development stage on September 25, 1996 through December 31, 2008 in conformity with U.S. generally accepted accounting principles.

We were not engaged to examine management's assessment of the effectiveness of Anoteros, Inc. and Subsidiary’s (a development stage company) internal control over financial reporting as of December 31, 2008 included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting and, accordingly, we do not express an opinion thereon.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.   As discussed in Note 3 to the consolidated financial statements, the Company does not have significant operations to date and has a net capital deficiency that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 3.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

HJ Associates & Consultants, LLP
Salt Lake City, Utah
March 17, 2009

ANOTEROS, INC. AND SUBSIDIARY
(A Development Stage Company)
Consolidated Balance Sheets

ASSETS

	December 31,	December 31,
	2008	2007

CURRENT ASSETS

Cash	$1,226	$1,048

Total Current Assets	1,226	1,048

OTHER ASSETS

Artwork	31,715	31,415

Total Other Assets	31,715	31,415

TOTAL ASSETS	$32,941	$32,463

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

Accounts payable	$-	$641
Accounts payable and accrued expenses - related party	59,390	31,241
Notes payable - related party	113,717	90,074
Accrued interest payable - related party	35,594	27,299

Total Current Liabilities	208,701	149,255

TOTAL LIABILITIES	208,701	149,255

STOCKHOLDERS' EQUITY (DEFICIT)

Preferred stock: 25,000,000 shares authorized;
$0.001 par value; -0- shares issued and outstanding	-	-
Common stock: 100,000,000 shares authorized;
$0.001 par value; 6,978,769 shares issued and
outstanding	6,979	6,979
Additional paid-in capital	260,206	260,206
Deficit accumulated during the development stage	(442,945)	(383,977)

Total Stockholders' Equity (Deficit)	(175,760)	(116,792)

TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY (DEFICIT)	$32,941	$32,463

The accompanying notes are an integral part of these consolidated financial statements

ANOTEROS, INC. AND SUBSIDIARY
(A Development Stage Company)
Consolidated Statements of Operations

			From Inception
			of the
			Development Stage
			on September 25,
	For the Years Ended		1996 through
	December 31,		December 31,
	2008	2007	2008

REVENUES	$-	$-	$867

OPERATING EXPENSES

Legal and professional	27,622	28,712	231,844
General and administrative	23,051	21,344	195,633

Total Operating Expenses	50,673	50,056	427,477

LOSS FROM OPERATIONS	(50,673)	(50,056)	(426,610)

OTHER EXPENSES

Interest expense	(8,295)	(6,778)	(37,852)
Loss on disposal of fixed assets	-	-	(250)
Gain on sale of fixed assets	-	-	1,767
Gain on sale of intellectual property	-	-	20,000

Total Other Expenses	(8,295)	(6,778)	(16,335)

NET LOSS	$(58,968)	$(56,834)	$(442,945)

BASIC LOSS PER SHARE	$(0.01)	$(0.01)

WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING	6,978,769	6,791,446

The accompanying notes are an integral part of these consolidated financial statements

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

The accompanying notes are an integral part of these consolidated financial statements

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

The accompanying notes are an integral part of these consolidated financial statements

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

The accompanying notes are an integral part of these consolidated financial statements

ANOTEROS, INC. AND SUBSIDIARY
(A Development Stage Company)
Consolidated Statements of Stockholders' Equity (Deficit) (Continued)

				Deficit
				Accumulated
			Additional	During the
	Common Stock		Paid-In	Development
	Shares	Amount	Capital	Stage

Balance forward	5,233,429	$5,234	$128,434	$(180,229)

Common shares issued on March 25, 2005
for services rendered at $0.10 per share	575,000	575	56,925	-

Common shares issued on December 22, 2005
for services rendered at $0.10 per share	300,000	300	29,700	-

Net loss for the year ended
December 31, 2005	-	-	-	(101,039)

Balance, December 31, 2005	6,108,429	6,109	215,059	(281,268)

Common shares issued on July 6, 2006 for
services rendered at $0.05 per share	338,840	338	16,602	-

Common shares issued on September 18, 2006
for accrued wages at $0.05 per share	100,000	100	4,900	-

Common shares issued on September 26, 2006
for cash at $0.05 per share	70,000	70	3,430	-

Common stock issued on November 1, 2006
for cash at $0.05 per share	120,000	120	5,880	-

Net loss for the year ended
December 31, 2006	-	-	-	(45,875)

Balance, December 31, 2006	6,737,269	6,737	245,871	(327,143)

Common shares issued on January 15, 2007
for accrued wages at $0.05 per share	50,000	50	4,950	-

Common shares issued on December 11, 2007
for services rendered at $0.05 per share	100,000	100	4,900	-

Common shares issued on December 28, 2007
for debt at $0.05 per share	91,500	92	4,485	-

Net loss for the year ended
December 31, 2007	-	-	-	(56,834)

Balance, December 31, 2007	6,978,769	6,979	260,206	(383,977)

Net loss for the year ended
December 31, 2008	-	-	-	(58,968)

Balance, December 31, 2008	6,978,769	$6,979	$260,206	$(442,945)

The accompanying notes are an integral part of these consolidated financial statements

ANOTEROS, INC. AND SUBSIDIARY
(A Development Stage Company)
Statements of Cash Flows
			From Inception
			of the
			Development Stage
			on September 25
	For the Years Ended		1996 Through
	December 31,		December 31,
	2008	2007	2008

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(58,968)	$(56,834)	$(442,945)
Adjustments to reconcile net loss to
net cash used by operating activities:
Depreciation expense	-	-	257
Loss on disposal of equipment	-	-	250
Loss on sale of equipment	-	-	133
Common stock issued for services and fees	-	5,000	218,191
Gain on sale of intellectual property	-	-	(20,000)
Gain on sale of fixed assets	-	-	(1,900)
Changes in operating assets and liabilities:
Decrease in inventory	-	-	53
Decrease in accounts payable
and accrued expenses	(641)	(1,691)	(2,332)
Increase in accounts payable
and accrued expenses - related	36,444	38,020	108,504

Net Cash Used by Operating Activities	(23,165)	(15,505)	(139,789)

CASH FLOWS FROM INVESTING ACTIVITIES

Increase in artwork	(300)	(10,975)	(31,465)
Proceeds from sale of intellectual property	-	-	20,000
Purchase of fixed assets	-	-	(10,541)
Proceeds from sale of fixed assets	-	-	11,500
Sale of equipment	-	-	300

Net Cash Provided (Used) by
Investing Activities	(300)	(10,975)	(10,206)

CASH FLOWS FROM FINANCING ACTIVITIES

Payments on notes payable - related parties	-	-	(13,827)
Proceeds from notes payable - related parties	23,643	23,050	132,713
Common stock issued for cash	-	-	32,335

Net Cash Provided by Operating
Activities	23,643	23,050	151,221

NET INCREASE IN CASH	178	(3,430)	1,226

CASH AT BEGINNING OF PERIOD	1,048	4,478	-

CASH AT END OF PERIOD	$1,226	$1,048	$1,226

The accompanying notes are an integral part of these consolidated financial statements

ANOTEROS, INC. AND SUBSIDIARY
(A Development Stage Company)
Statements of Cash Flows (Continued)

			From Inception
			of the
			Development Stage
			on September 25
	For the Years Ended		1996 Through
	December 31,		December 31,
	2008	2007	2008

CASH PAID FOR

Interest	$-	$-	$-
Taxes	$-	$-	$-

SCHEDULE OF NON-CASH FINANCING AND
INVESTING ACTIVITIES

Common stock issued as payment
on debt	$-	$9,577	$11,410
Common stock issued for artwork	$-	$-	$250

The accompanying notes are an integral part of these consolidated financial statements

ANOTEROS, INC. AND SUBSIDIARY
(A Development Stage Company)
Notes to the Consolidated Financial Statements
December 31, 2008 and 2007

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

Doolittle was incorporated under the laws of the State of Nevada on February 19, 2002 as a wholly-owned subsidiary of Anoteros.  Doolittle is working toward creating and marketing a series of children’s books and has completed the first three initial titles and is exploring distribution avenues.

The Company will  seek to further develop and market its artwork in additional children’s book titles, as well as other related accessories such as puzzles, coloring books, T-shirts, sweatshirts, superballs, etc., through the Doolittle entity.  Additional external financing may be required to proceed with this and any supplemental business plans which may be developed by the Company.

b.  Revenue Recognition Policy

The Company currently has no source of revenues.  Revenue recognition policies will be determined when principal operations begin.

c.  Basic Loss Per Share

The computations of basic loss per share of common stock are based on the weighted-average number of shares outstanding during the period of the financial statements:

	Loss (Numerator)	Shares (Denominator)	Per Share Amount
For the year ended December 31, 2008	$(58,968)	6,978,769	$(0.01)
For the year ended December 31, 2007	$(56,834)	6,791,446	$(0.01)

ANOTEROS, INC. AND SUBSIDIARY
 (A Development Stage Company)
Notes to the Consolidated Financial Statements (Continued)
December 31, 2008 and 2007

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

Net deferred tax liabilities consist of the following components as of December 31, 2008 and 2007:

	2008	2007

Defered tax assets:
NOL carryover	$47,936	$39,296
Accrued expenses	37,044	18,447
Deferred tax liabilities:	-	-

Valuation allowance	(84,980)	(57,743)

Net deferred tax asset	$-	$-

The income tax provision differs from the amount of income tax determined by applying the U.S. federal income tax rate to pretax income from continuing operations for the years ended December 31, 2008 and 2007 due to the following:

	2008	2007

Book Income	$(22,998)	$(22,165)
Stock for services	-	1,950
Accrued interest	-	2,643
Accrued wages	-	7,800
Valuation allowance	22,998	9,772

	$-	$-

ANOTEROS, INC. AND SUBSIDIARY
(A Development Stage Company)
Notes to the Consolidated Financial Statements (Continued)
December 31, 2008 and 2007

NOTE 1 -        SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

e.  Income Taxes (Continued)

At December 31, 2008, the Company had net operating loss carryforwards of approximately $122,912 that may be offset against future taxable income from the year 2009 through 2029.  No tax benefit has been reported in the December 31, 2008 consolidated financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carryforwards for Federal income tax reporting purposes are subject to annual limitations.  Should a change in ownership occur, net operating loss carryforwards may be limited as to use in future years.

The Financial Accounting Standards Board ("FASB") has issued Financial Interpretation No. 48, Accounting for Uncertainty in Income Taxes - An Interpretation of FASB Statement No.109 (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 requires a company to determine whether it is more likely than not that a tax position will be sustained upon examination based upon the technical merits of the position. If the more-like1y-than-not threshold is met, a company must measure the tax position to determine the amount to recognize in the financial statements. As a result of the implementation of FIN 48, the Company performed a review of its material tax positions in accordance with recognition and measurement standards established by FIN 48.

At the adoption date of January 1, 2007, the Company had no unrecognized tax benefit which would affect the effective tax rate if recognized.

The Company includes interest and penalties arising from the underpayment of income taxes in the consolidated statements of operations in the provision for income taxes. As of December 31, 2008, the Company had no accrued interest or penalties related to uncertain tax positions.

The Company files income tax returns in the U.S. federal jurisdiction and in the state of California. With few exceptions, the Company is still subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years after 2005.

f.  Newly Issued Accounting Pronouncements

During the year ended December 31, 2008, the Company adopted the following accounting pronouncements:

In June 2008, the FASB issued FASB Staff Position EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities, (“FSP EITF 03-6-1”). FSP EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting, and therefore need to be included in the computation of earnings per share under the two-class method as described in FASB Statement of Financial Accounting Standards No. 128, “Earnings per Share.” FSP EITF 03-6-1 is effective for financial statements issued for fiscal years beginning on or after December 15, 2008 and earlier adoption is prohibited. We are not required to adopt FSP EITF 03-6-1; neither do we believe that FSP EITF 03-6-1 would have material effect on our consolidated financial position and results of operations if adopted.

ANOTEROS, INC. AND SUBSIDIARY
(A Development Stage Company)
Notes to the Consolidated Financial Statements (Continued)
December 31, 2008 and 2007

NOTE 1 -        SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

f.  Newly Issued Accounting Pronouncements (Continued)

In May 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts-and interpretation of FASB Statement No. 60”. SFAS No. 163 clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement of  premium revenue and claims liabilities. This statement also requires expanded disclosures about financial guarantee insurance contracts. SFAS No. 163 is effective for fiscal years beginning on or after December 15, 2008, and interim periods within those years. SFAS No. 163 has no effect on the Company’s financial position, statements of operations, or cash flows at this time.

In May 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles”. SFAS No. 162 sets forth the level of authority to a given accounting pronouncement or document by category. Where there might be conflicting guidance between two categories, the more authoritative category will prevail. SFAS No. 162 will become effective 60 days after the SEC approves the PCAOB’s amendments to AU Section 411 of the AICPA Professional Standards. SFAS No. 162 has no effect on the Company’s financial position, statements of operations, or cash flows at this time.

In March 2008, the Financial Accounting Standards Board, or FASB, issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133.  This standard requires companies to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. This Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company has not yet adopted the provisions of SFAS No. 161, but does not expect it to have a material impact on its financial position, results of operations or cash flows.

In December 2007, the SEC issued Staff Accounting Bulletin (SAB) No. 110 regarding the use of a "simplified" method, as discussed in SAB No. 107 (SAB 107), in developing an estimate of expected term of "plain vanilla" share options in accordance with SFAS No. 123 (R), Share-Based Payment.  In particular, the staff indicated in SAB 107 that it will accept a company's election to use the simplified method, regardless of whether the company has sufficient information to make more refined estimates of expected term. At the time SAB 107 was issued, the staff believed that more detailed external information about employee exercise behavior (e.g., employee exercise patterns by industry and/or other categories of companies) would, over time, become readily available to companies. Therefore, the staff stated in SAB 107 that it would not expect a company to use the simplified method for share option grants after December 31, 2007. The staff understands that such detailed information about employee exercise behavior may not be widely available by December 31, 2007. Accordingly, the staff will continue to accept, under certain circumstances, the use of the simplified method beyond December 31, 2007. The Company currently uses the simplified method for “plain vanilla” share options and warrants, and will assess the impact of SAB 110 for fiscal year 2009. It is not believed that this will have an impact on the Company’s financial position, results of operations or cash flows.

ANOTEROS, INC. AND SUBSIDIARY
(A Development Stage Company)
Notes to the Consolidated Financial Statements (Continued)
December 31, 2008 and 2007

NOTE 1 -       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

f.  Newly Issued Accounting Pronouncements (Continued)

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51.  This statement amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements.

Before this statement was issued, limited guidance existed for reporting noncontrolling interests. As a result, considerable diversity in practice existed. So-called minority interests were reported in the consolidated statement of financial position as liabilities or in the mezzanine section between liabilities and equity. This statement improves comparability by eliminating that diversity. This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008 (that is, January 1, 2009, for entities with calendar year-ends). Earlier adoption is prohibited. The effective date of this statement is the same as that of the related Statement 141 (revised 2007). The Company will adopt this Statement beginning March 1, 2009. It is not believed that this will have an impact on the Company’s financial position, results of operations or cash flows.

In December 2007, the FASB, issued FAS No. 141 (revised 2007), Business Combinations.’This Statement replaces FASB Statement No. 141, Business Combinations, but retains the fundamental requirements in Statement 141.  This Statement establishes principles and requirements for how the acquirer: (a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; (b) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and (c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. This statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. An entity may not apply it before that date. The effective date of this statement is the same as that of the related FASB Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements.  The Company will adopt this statement beginning March 1, 2009. It is not believed that this will have an impact on the Company’s financial position, results of operations or cash flows.

In February 2007, the FASB, issued SFAS No. 159, The Fair Value Option for Financial Assets and Liabilities—Including an Amendment of FASB Statement No. 115.  This standard permits an entity to choose to measure many financial instruments and certain other items at fair value. This option is available to all entities. Most of the provisions in FAS 159 are elective; however, an amendment to FAS 115 Accounting for Certain Investments in Debt and Equity Securities applies to all entities with available for sale or trading securities. Some requirements apply differently to entities that do not report net income. SFAS No. 159 is effective as of the beginning of an entities first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of the previous fiscal year provided that the entity makes that choice in the first 120 days of that fiscal year and also elects to apply the provisions of SFAS No. 157 Fair Value Measurements.  The Company adopted SFAS No. 159 beginning March 1, 2008. The adoption of this pronouncement did not have an impact on the Company’s financial position, results of operations or cash flows.

ANOTEROS, INC. AND SUBSIDIARY
(A Development Stage Company)
Notes to the Consolidated Financial Statements (Continued)
December 31, 2008 and 2007

NOTE 1 -       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

f.  Newly Issued Accounting Pronouncements (Continued)

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements  This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this statement does not require any new fair value measurements. However, for some entities, the application of this statement will change current practice. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Earlier application is encouraged, provided that the reporting entity has not yet issued financial statements for that fiscal year, including financial statements for an interim period within that fiscal year. The Company adopted this statement March 1, 2008. The adoption of this pronouncement did not have an impact on the Company’s financial position, results of operations or cash flows.

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

During the year ended December 31, 2006 the Company determined its Artwork has reached a point near enough to completion so as to necessitate capitalization of all related expenses.  During the years ended December 31, 2008 and 2007 the Company capitalized $300 and $10,975, respectively, in artwork expenses.

NOTE 2 -        SHAREHOLDER LOAN

In October 1999, a shareholder advanced $10,000 to the Company.  From that date through December 31, 2007, the shareholder has made several additional advances, and the Company has made some partial payments on the advances.  As of December 31, 2008, the total principal balance of these advances totaled $113,717.   The loans accrue interest at 8.0% per annum.  Accrued interest at December 31, 2008 was $35,594.  The loans are due on demand.

ANOTEROS, INC. AND SUBSIDIARY
(A Development Stage Company)
Notes to the Consolidated Financial Statements (Continued)
December 31, 2008 and 2007

NOTE 3 -	GOING CONCERN

The Company’s consolidated financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  However, the Company does not have significant operations to date, nor does it have an established source of revenues sufficient to allow it to continue as a going concern.  External financing, which is necessary for the Company to continue and proceed with operations, will either a) be loaned to the Company by its founder and principal shareholder, or b) will be generated by means of  a private placement being contemplated by management in which the Company would attempt to raise between $20,000 and $35,000. The Company has completed the first three book titles, Doolittle – An Exceptional Young Gorilla, Dynamic Doolittle – the Problem with Paulie Python, and Doolittle’s Very Very Bad Day. The Company self-published the initial three books with an initial run of 250 copies which are being utilized in exploring various distribution avenues.

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

ITEM 9.      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A(T).          CONTROLS AND PROCEDURES.

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

Management’s Annual Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Exchange Act Rule 13a-15(f).  Management conducted an evaluation of the effectiveness of the internal control over financial reporting as of December 31, 2008, using the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

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

This Annual Report does not include an attestation report of the company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only management's report in this annual report.

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

ITEM 9B.    OTHER INFORMATION.

None. Not applicable.

PART III.

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS.

Identify of directors and executive officers

Our current directors and executive officers are as follows:

Name	Age	Position with the Company	Director Since
George G. Chachas	46	President, Chief Executive Officer, Chief Financial Officer, Secretary and a director	December 27, 2006

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

Based solely on its review of the copies of such forms filed with the SEC electronically, received by the Company and representations from certain reporting persons, the Company believes that for the fiscal year ended December 31, 2008, all the officers, directors and more than 10% beneficial owners complied with the above described filing requirements.

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

ITEM 11.    EXECUTIVE COMPENSATION.

Summary Compensation Table

The following table sets forth the compensation paid to our Chief Executive Officer and those executive officers that earned in excess of $100,000 during the twelve month periods ended December 31, 2008 and 2007 (collectively, the “Named Executive Officers”):

					Stock	Option
Name and Principal Position	Year	Salary ($)		Bonus ($)	Awards ($)	Awards ($)	Total ($)
George G. Chachas, President Chief Executive Officer, Chief Financial Officer and Secretary(1)	2008	20,000	(1)	-	-	-	20,000

	2007	20,000	(1)	-	-	-	20,000

(1)
During 2008 and 2007 George G. Chachas was compensated for his services rendered as an officer of the Company at the rate of $5,000 per quarter which amount is being deferred until such time as we have sufficient funds for payment.

Narrative Disclosure to Summary Compensation Table

Currently, we do not have any written employment agreements.  On January 15, 2007, the board of directors resolved and agreed to pay George G. Chachas $5,000 per quarter payable in cash or shares of our Common Stock based on the closing price of our Common Stock as reported on the Pink Sheets on the last day of each calendar quarter, at the option of Mr. Chachas.  Mr. Chachas has agreed to defer the payment of such amount and as of December 31, 2008, there is deferred salary due and owing to Mr. Chachas in the amount of $40,000.

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

Outstanding Equity Awards at Fiscal Year-End

No Named Executive Officer received any equity awards, or holds exercisable or unexercisbale options, as of the years ended December 31, 2008 and 2007.

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

Compensation of Directors

The following table sets forth information relating to compensation paid to our directors in 2008 and 2007:

Fees Earned
	or Paid	Stock	Option
Name	in Cash ($)	Awards ($)	Awards ($)		Total ($)
George G. Chachas	-	-	-		-

Gregory J. Chachas	-	-	5,000	(1)	5,000

(1)
On January 15, 2007, the Company granted Gregory J. Chachas, a Director, an option to purchase 100,000 shares of common stock at an exercise price of
$0.25 per share, which option expires on December 31, 2011.

There was no director compensation paid to any director who was a Named Executive Officer during the year ended December 31, 2008.

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

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Security Ownership of Certain Beneficial Owners

The following table sets forth the amount and nature of beneficial ownership of any class of the Company’s voting securities of any person known to the Company to be the beneficial owner of more than five percent, as of the close of business on December 31, 2008.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class

Common Stock	George G. Chachas 2445 Fifth Avenue Suite 440 San Diego, CA 92101SaSan Diego, CA 92101	3,810,158(1)	54.59%

Common Stock	Gregory J. Chachas 1200 South Bell Avenue 1200 South Bell AvenuEly, Nevada 89301	675,000(2)	9.67%

(1)
Includes 3,718,429 shares of which George Chachas has direct beneficial ownership of, 40,000 shares which are held by TUVA Co., LLC, of which George
Chachas owns a 50% interest in, and 51,729 shares held by Chachas Land Co., Inc., a corporation of which George Chachas owns a 33.33% interest and is an officer and director.

(2)	Includes 650,000 shares of which Gregory J. Chachas has direct beneficial ownership of, 25,000 shares held by the Chachas Family Spendthrift Trust.

Security Ownership of Management

The following table sets forth the amount and nature of beneficial ownership of any class of the Company’s voting securities of all of the Company’s directors and nominees and “named executive officers” as such term is defined in Item 402(a)(2) of SEC Regulation S-B, as of the close of business on December 31, 2008.

Title of Class	Name of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class

Common Stock	George G. Chachas(1)	3,810,158(1)	54.59%

Common Stock	Directors and Officers as a Group	3,810,158	54.59%

(1)
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

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

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

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Fees

During the fiscal year ended December 31, 2008, we incurred approximately $11,000 in fees to our principal independent accountants for professional services rendered in connection with the audit and reviews of our financial statements for fiscal year ended December 31, 2008.

During the fiscal year ended December 31, 2007, we incurred approximately $10,500 in fees to our principal independent accountants for professional services rendered in connection with the audit and reviews of our financial statements for fiscal year ended December 31, 2007.

Audit-Related Fees

The aggregate fees billed during the fiscal years ended December 31, 2008 and 2007 for assurance and related services by our principal independent accountants that are reasonably related to the performance of the audit or review of our financial statements (and are not reported under Item 9(e)(1) of Schedule 14A was $0 and $0, respectively.

Tax Fees

The aggregate fees billed during the fiscal years ended December 31, 2008 and 2007 for professional services rendered by our principal accountant tax compliance, tax advice and tax planning was $880 and $830, respectively.

All Other Fees

    The aggregate fees billed during the fiscal years ended December 31, 2008 and 2007 for products and services provided by our principal independent accountants (other than the services reported in Items 9(e)(1) through 9(e)(3) of Schedule 14A was $0 and $0, respectively.

ITEM 15.    EXHIBITS.

The following exhibits are filed with this Annual Report on Form 10-K:

Exhibit
Number	Description of Exhibit
3.01	Articles of Incorporation(1)
3.02	Restated Articles of Incorporation(1)
3.03	Bylaws(1)
10.01	Independent Contractor Agreement with James Wojtak dated October 11, 1999 (1)
10.02	Restated Independent Contractor Agreement with James Wojtak dated February 18, 2000 (1)
10.03	Independent Contractor Agreement with Ben De Soto dated December 5, 2002(1)
10.04	First Amendment to Independent Contractor Agreement with Ben De Soto dated February 11, 2003 (1)
10.05	Independent Contractor Agreement with Gerry De Soto dated November 21, 2006(1)
10.06	2007 Long Term Incentive Plan(2)
31.01	Certification of Principal Executive Officer Pursuant to Rule 13a-14(3)
31.02	Certification of Principal Financial Officer Pursuant to Rule 13a-14(3)
32.01	CEO and CFO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act(3)
___________________________________________________________________________________________________

(1)	Incorporated by reference to our Registration Statement on Form 10SB filed with the SEC on April 12, 2007.
(2)	Incorporated by reference to our Annual Report on Form 10-KSB filed with the SEC on March 27, 2008.
(3)	Filed herewith.

*
All exhibits are numbered with the number preceding the decimal indicating the applicable SEC reference number in Item 601 and the number following the decimal indicating the sequence of the particular document.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

        ANOTEROS INC.

Dated: March 17, 2009                                                                         ____________________________
By: George G. Chachas
Its: President and Principal Executive Officer

Dated: March 17, 2009                                                                        ____________________________
By: George G. Chachas
Its: Chief Financial Officer and Principal Accounting Officer

Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Dated: March 17, 2009                                                                        ____________________________
By: George G. Chachas, Sole Director