Form 10-Q
period 2009-03-31
Anoteros, Inc.
filed 2009-04-29
CIK 1390292

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

___________________________________

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended: March 31, 2009

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

Yes  X .  No      .

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer .	Accelerated Filer .
Non-Accelerated Filer .	Smaller Reporting Company X .

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes      . No  X .

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of April 27, 2009, there were 6,978,769 shares of the issuer's Common Stock, $0.001 par value, issued and outstanding.

ANOTEROS INC. AND SUBSIDIARY

Report on Form 10-Q

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

ANOTEROS, INC.
(A Development Stage Company)
Consolidated Balance Sheets

ASSETS
	March 31,	December 31,
	2009	2008
	(Unaudited)
CURRENT ASSETS

Cash	$632	$1,226

Total Current Assets	632	1,226

OTHER ASSETS

Artwork	31,915	31,715

Total Other Assets	31,915	31,715

TOTAL ASSETS	$32,547	$32,941

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

Accounts payable	$4,450	$-
Accounts payable and accrued expenses - related party	65,750	59,390
Note payable - related party	119,505	113,717
Accrued interest payable - related party	37,926	35,594

Total Current Liabilities	227,631	208,701

TOTAL LIABILITIES	227,631	208,701

STOCKHOLDERS' EQUITY (DEFICIT)

Preferred stock: 25,000,000 shares authorized;
$0.001 par value; -0- shares issued and outstanding	-	-
Common stock: 100,000,000 shares authorized;
$0.001 par value; 6,978,769 shares issued
and outstanding	6,979	6,979
Additional paid-in capital	260,206	260,206
Deficit accumulated during the development stage	(462,269)	(442,945)

Total Stockholders' Equity (Deficit)	(195,084)	(175,760)

TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY (DEFICIT)	$32,547	$32,941

The accompanying notes are an integral part of these consolidated financial statements.

ANOTEROS, INC.
(A Development Stage Company)
Consolidated Statements of Operations
(Unaudited)
	For the Three Months Ended March 31,		From Inception of the Development Stage on September 25, 1996 through March 31, 2009
	2009	2008

REVENUES	$-	$-	$867

OPERATING EXPENSES

Legal and professional	10,682	11,851	242,526
General and administrative	6,310	6,790	201,943

Total Operating Expenses	16,992	18,641	444,469

LOSS FROM OPERATIONS	(16,992)	(18,641)	(443,602)

OTHER EXPENSES

Interest expense	(2,332)	(1,844)	(40,184)
Loss on disposal of fixed assets	-	-	(250)
Loss on sale of fixed assets	-	-	1,767
Gain on sale of intellectual property	-	-	20,000

Total Other Expenses	(2,332)	(1,844)	(18,667)

NET LOSS	$(19,324)	$(20,485)	$(462,269)

BASIC LOSS PER SHARE	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING	6,978,769	6,978,769

The accompanying notes are an integral part of these consolidated financial statements.

ANOTEROS, INC.
(A Development Stage Company)
Consolidated Statements of Stockholders' Equity (Deficit)
	Common Stock		Additional Paid-In Capital	Deficit Accumulated During the Development Stage
	Shares	Amount

Balance, December 31, 2007	6,978,769	$6,979	$260,206	$(383,977)

Net loss for the year ended
December 31, 2008	-	-	-	(58,968)

Balance, December 31, 2008	6,978,769	6,979	260,206	(442,945)

Net loss for the three months ended
March 31, 2009 (unaudited)	-	-	-	(19,324)

Balance, March 31, 2009 (unaudited)	6,978,769	$6,979	$260,206	$(462,269)

The accompanying notes are an integral part of these consolidated financial statements.

ANOTEROS, INC.
(A Development Stage Company)
Consolidated Statements of Cash Flows
(Unaudited)
	For the Three Months Ended March 31,		From Inception of the Development Stage on September 25, 1996 through March 31, 2009
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(19,324)	$(20,485)	$(462,269)
Adjustments to reconcile net loss to
net cash used by operating activities:
Depreciation expense	-	-	257
Loss on disposal of fixed assets	-	-	250
Loss on sale of equipment	-	-	133
Gain on sale of fixed assets	-	-	(1,900)
Common stock issued for services and fees	-	-	218,191
Gain on sale of intellectual property	-	-	(20,000)
Changes in operating assets and liabilities:
Decrease in inventory	-	-	53
Increase (decrease) in accounts payable
and accrued expenses	4,450	6,878	2,118
Increase in accounts payable
and accrued expenses - related party	8,692	9,869	117,196

Net Cash Used by Operating Activities	(6,182)	(3,738)	(145,971)

CASH FLOWS FROM INVESTING ACTIVITIES

Increase in artwork	(200)	-	(31,665)
Proceeds from sale of intellectual property	-	-	20,000
Purchase of fixed assets	-	-	(10,541)
Proceeds from sale of fixed assets	-	-	11,500
Sale of equipment	-	-	300

Net Cash Used by Investing Activities	(200)	-	(10,406)

CASH FLOWS FROM FINANCING ACTIVITIES

Payments on notes payable - related parties	-	-	(13,827)
Proceeds from notes payable - related parties	5,788	4,268	138,501
Common stock issued for cash	-	-	32,335

Net Cash Provided by Operating Activities	5,788	4,268	157,009

NET INCREASE (DECREASE) IN CASH	(594)	530	632

CASH AT BEGINNING OF PERIOD	1,226	1,048	-

CASH AT END OF PERIOD	$632	$1,578	$632

The accompanying notes are an integral part of these consolidated financial statements.

ANOTEROS, INC.
(A Development Stage Company)
Consolidated Statements of Cash Flows (Continued)
(Unaudited)
	For the Three Months Ended March 31,		From Inception of the Development Stage on September 25, 1996 through March 31, 2009
	2009	2008
CASH PAID FOR

Interest	$-	$-	$-
Taxes	$-	$-	$-

SCHEDULE OF NON-CASH FINANCING AND
INVESTING ACTIVITIES

Common stock issued as payment
on debt	$-	$-	$11,410
Common stock issued for artwork	$-	$-	$250

The accompanying notes are an integral part of these consolidated financial statements.

ANOTEROS, INC. AND SUBSIDIARY

(A Development Stage Company)

Notes to the Consolidated Financial Statements

March 31, 2009 and December 31, 2008

NOTE 1 -

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

This summary of significant accounting policies of Anoteros, Inc. and its wholly-owned subsidiary, Doolittle EduTainment Corp., is presented to assist in understanding the Company’s consolidated financial statements. Collectively, these entities are referred to hereafter as “the Company.” The consolidated financial statements and notes are representations of the Company’s management, which is responsible for their collective integrity and objectivity. These accounting policies conform to accounting principles generally accepted in the Unites States of America, as well as standards of the Public Company Accounting Oversight Board (United States) and have been consistently applied in the preparation of the consolidated financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim condensed financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Operating results for the three months ended March 31, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009.

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

c. Basic Loss Per Share

The computations of basic loss per share of common stock are based on the weighted-average number of shares outstanding during the period of the financial statements as follows:

	Loss	Shares	Per Share
	(Numerator)	(Denominator)	Amount
For the period ended
March 31, 2009	$(19,324)	6,978,769	$(0.00)

For the period ended
March 31, 2008	$(20,485)	6,978,769	$(0.00)

ANOTEROS, INC.

(A Development Stage Company)

Notes to the Consolidated Financial Statements (Continued)

March 31, 2009 and December 31, 2008

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

There are no tax positions included in the balance at March 31, 2009 for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility.

Our policy is to recognize accrued interest related to unrecognized tax benefits in interest expense and penalties in operating expenses.

NOTE 2 -

SHAREHOLDER LOAN

In October 1999, a shareholder advanced $10,000 to the Company. From that date through March 31, 2009, the shareholder has made several additional advances, and the Company has made some partial payments on the advances. As of March 31, 2009, the total principal balance of these advances totaled $119,505.  The loans accrue interest at 8.0% per annum. Accrued interest at March 31, 2009 was $37,926. The loans are due on demand.

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

Company Overview and Principal Products and Services

The Company’s wholly-owned subsidiary, Doolittle Edutainment, which holds all intellectual property for the Company, is engaged in the children’s education and entertainment market, continues its plan for publication and distribution of its children books, and further development of additional books and exploitation of its intellectual property rights focused around its main character, “Doolittle.” We are considered a development stage company. We have recognized only minimal revenue, and activities since our inception have been devoted primarily to raising capital and creating a character-based children’s book and accompanying apparel. Following the completion of its third title book in July 2007, the Company entered into an agreement with BookMasters Inc., to print an initial run of 250 of each of the first three book titles for marketing and presentation purposes to various children's literary agents to seek publication.  With this printing of the first three titles the copyright process will be completed and these titles entered into the Library of Congress. We recently have begun to focus on developing the market for this book. As a result, we are a development stage enterprise as defined by SFAS 7. In our most recent operating period ended March 31, 2009, we recorded no revenue. Additionally, there were no revenues for the fiscal year ended December 31, 2008. Accordingly, we have issued a comment regarding our ability to continue as a going concern (please refer to the footnotes to the financial statements). Until such time that we are able to establish a consistent flow of revenues from our Doolittle products, sufficient to sustain our operations, Management intends to rely primarily upon debt financing as needed to supplement the cash flows generated by the sale of our products.

To date, our efforts have been primarily focused on developing demand for our products, implementing our business strategy and raising working capital through equity financing. Our ability to generate revenues is primarily dependent upon our ability to cost-effectively and efficiently develop and market our products. Our priorities for the next six to twelve months of operations are to:

1.

Attempt to negotiate and facilitate a publishing contract for the publication of Book 1, 2 and 3 or pursue self publication;

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

We believe that without additional financing, our total current assets of $632, plus projected cash flows, will not be sufficient capital to allow us to implement our plan to continue developing our product line and develop relationships with publishers and/or retail outlets. Our current monthly operating expenses average less than $4,000 exclusive of management’s salaries, which are deferred until we begin selling our books.

Our total operating expenses for the period from September 25, 1996, (inception) to March 31, 2009 were $444,469 of which 45.44% were general and administrative. The following table quantifies the components that comprise our operating expenses for this period:

DESCRIPTION	AMOUNT
Legal and Professional Fees	$242,526
Other General and Administrative	$201,943
Non-Executive Wages and Salaries	$-
Taxes	$-
Total Operating Expenses	$444,469

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

Results of Operations

Three months ended March 31, 2009 compared to the nine months ended March 31, 2008.

From September 25, 1996 (inception) to March 31, 2009, we have generated only minimal revenue. We earned no revenues during the three month periods ended March 31, 2009 and 2008. As a development stage company, our revenue is expected to be derived from the sale of our Doolittle products.

Operating expenses for the three months ended March 31, 2009 totaled $16,992, an 8.84% decrease from the comparable period of 2008. This decrease resulted primarily from a decrease in legal and professional fees in the current period.

The Company incurred a net loss of $19,324 during the three period ended March 31, 2009, a 5.67% decrease from the comparable period of 2008. This decrease resulted primarily from a decrease in legal and professional fees, as well as a slight decrease in general and administrative expenses, which was partially offset by a small increase in interest expense in the current period. Basic net loss per share was $(0.00) for the three month period ended March 31, 2009, representing no material change from the comparable period of 2008.

Liquidity and Capital Resources

As of March 31, 2009, the Company had a negative working capital of $226,999 compared to a negative working capital of $207,475 at December 31, 2008. The change in working capital resulted primarily from the Company’s operating losses.

During the three months ended March 31, 2009 the Company experienced negative cash flow of $6,182 from operating activities, and had negative cash flows from investing activities of $200. The Company met its cash requirements during this period through debt financing, realizing a cash inflow from financing activities in the amount of $5,788.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit to the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms, and that information is accumulated and communicated to our management, including our principal executive and principal financial officer (whom we refer to in this periodic report as our Certifying Officer), as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our Certifying Officer, the effectiveness of our disclosure controls and procedures as of March 31, 2009, pursuant to Rule 13a-15(b) under the Securities Exchange Act. Based upon that evaluation, our Certifying Officer concluded that, as of March 31, 2009, our disclosure controls and procedures were effective.

Changes in Internal Controls

There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Dated: April 29, 2009

/s/ George G. Chachas

By: George G. Chachas

Its: President and CEO