Form 10-Q
period 2009-06-30
Anoteros, Inc.
filed 2009-07-21
CIK 1390292

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

___________________________________

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended: June 30, 2009

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes      . No  X .

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of July 20, 2009, there were 7,261,285 shares of the issuer's Common Stock, $0.001 par value, issued and outstanding.

ANOTEROS INC. AND SUBSIDIARY

Report on Form 10-Q

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

ANOTEROS, INC.

(A Development Stage Company)

Consolidated Balance Sheets

ASSETS	June 30,	December 31,
	2009	2008
	(Unaudited)

CURRENT ASSETS

Cash	$618	$1,226
Prepaid expenses	6,429	-

Total Current Assets	7,047	1,226

OTHER ASSETS

Artwork	31,915	31,715

Total Other Assets	31,915	31,715

TOTAL ASSETS	$38,962	$32,941

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

Accounts payable	$5,250	$-
Accounts payable and accrued expenses - related party	50,000	59,390
Note payable - related party	121,005	113,717
Accrued interest payable - related party	40,331	35,594

Total Current Liabilities	216,586	208,701

TOTAL LIABILITIES	216,586	208,701

STOCKHOLDERS' EQUITY (DEFICIT)

Preferred stock: 25,000,000 shares authorized;
$0.001 par value; -0- shares issued and outstanding	-	-
Common stock: 100,000,000 shares authorized;
$0.001 par value; 7,261,285 and 6,978,769 shares
issued and outstanding, respectively	7,262	6,979
Additional paid-in capital	288,175	260,206
Deficit accumulated during the development stage	(473,061)	(442,945)

Total Stockholders' Equity (Deficit)	(177,624)	(175,760)

TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY (DEFICIT)	$38,962	$32,941

The accompanying notes are an integral part of these consolidated financial statements.

ANOTEROS, INC. AND SUBSIDIARY

(A Development Stage Company)

Consolidated Statements of Operations

(Unaudited)

					From Inception of
					the Development
					Stage on
	For the Three		For the Six		September 25,
	Months Ended		Months Ended		1996 through
	June 30,		June 30,		June 30,
	2009	2008	2009	2008	2009
REVENUES	$-	$-	$-	$-	$867

OPERATING EXPENSES

Legal and professional	2,741	8,542	13,423	20,393	245,267
General and administrative	5,646	5,908	11,956	12,698	207,589

Total Operating Expenses	8,387	14,450	25,379	33,091	452,856

LOSS FROM OPERATIONS	(8,387)	(14,450)	(25,379)	(33,091)	(451,989)

OTHER EXPENSES

Interest expense	(2,405)	(2,007)	(4,737)	(3,851)	(42,589)
Loss on disposal of fixed assets	-	-	-	-	(250)
Loss on sale of fixed assets	-	-	-	-	1,767
Gain on sale of intellectual property	-	-	-	-	20,000

Total Other Expenses	(2,405)	(2,007)	(4,737)	(3,851)	(21,072)

NET LOSS	$(10,792)	$(16,457)	$(30,116)	$(36,942)	$(473,061)

BASIC LOSS PER SHARE	$(0.00)	$(0.00)	$(0.00)	$(0.01)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	7,152,625	6,978,769	7,066,177	6,978,769

The accompanying notes are an integral part of these consolidated financial statements.

ANOTEROS, INC. AND SUBSIDIARY

(A Development Stage Company)

Consolidated Statements of Stockholders' Equity (Deficit)

				Deficit
				Accumulated
			Additional	During the
	Common Stock		Paid-In	Development
	Shares	Amount	Capital	Stage

Balance, December 31, 2007	6,978,769	$6,979	$260,206	$(383,977)

Net loss for the year ended
December 31, 2008	-	-	-	(58,968)

Balance, December 31, 2008	6,978,769	6,979	260,206	(442,945)

Common shares issued for prepaid services rendered at
$0.10 per share on May 4, 2009 (unaudited)	75,000	75	7,425	-

Common shares issued for debt at $0.10 per
share on May 4, 2009 (unaudited)	207,516	208	20,544	-

Net loss for the six months ended
June 30, 2009 (unaudited)	-	-	-	(30,116)

Balance, June 30, 2009 (unaudited)	7,261,285	$7,262	$288,175	$(473,061)

The accompanying notes are an integral part of these consolidated financial statements.

ANOTEROS, INC. AND SUBSIDIARY

(A Development Stage Company)

Consolidated Statements of Cash Flows

(Unaudited)

			From Inception
			of the
			Development
			Stage on
			September 25,
	For the Six Months Ended		1996 through
	June 30,		June 30,
	2009	2008	2009

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(30,116)	$(36,942)	$(473,061)
Adjustments to reconcile net loss to
net cash used by operating activities:
Depreciation expense	-	-	257
Loss on disposal of equipment	-	-	250
Loss on sale of equipment	-	-	133
Gain on sale of fixed assets	-	-	(1,900)
Common stock issued for services and fees	1,071	-	219,262
Gain on sale of intellectual property	-	-	(20,000)
Changes in operating assets and liabilities:
Decrease in inventory	-	-	53
Increase in accounts payable and accrued expenses	5,250	484	2,918
Increase in accounts payable
and accrued expenses - related party	16,099	20,341	124,603
Net Cash Used by Operating Activities	(7,696)	(16,117)	(147,485)

CASH FLOWS FROM INVESTING ACTIVITIES

Increase in artwork	(200)	-	(31,665)
Proceeds from sale of intellectual property	-	-	20,000
Purchase of fixed assets	-	-	(10,541)
Proceeds from sale of fixed assets	-	-	11,800
Net Cash Used by Investing Activities	(200)	-	(10,406)

CASH FLOWS FROM FINANCING ACTIVITIES

Payments on notes payable - related parties	-	-	(13,827)
Proceeds from notes payable - related parties	7,288	16,268	140,001
Common stock issued for cash	-	-	32,335
Net Cash Provided by Operating Activities	7,288	16,268	158,509

NET INCREASE (DECREASE) IN CASH	(608)	151	618

CASH AT BEGINNING OF PERIOD	1,226	1,048	-

CASH AT END OF PERIOD	$618	$1,199	$618

The accompanying notes are an integral part of these consolidated financial statements.

ANOTEROS, INC. AND SUBSIDIARY

(A Development Stage Company)

Consolidated Statements of Cash Flows (Continued)

(Unaudited)

			From Inception
			of the
			Development
			Stage on
	For the Six		September 25,
	Months Ended		1996 through
	June 30,		June 30,
	2009	2008	2009
CASH PAID FOR

Interest	$-	$-	$-
Taxes	$-	$-	$-

SCHEDULE OF NON-CASH FINANCING AND
INVESTING ACTIVITIES

Common stock issued as payment
on debt	$20,752	$-	$32,162
Common stock issued for artwork	$-	$-	$250
Common stock issued for prepaid
expenses	$7,500	$-	$7,500

The accompanying notes are an integral part of these consolidated financial statements.

ANOTEROS, INC. AND SUBSIDIARY

 (A Development Stage Company)

Notes to the Consolidated Financial Statements

June 30, 2009 and December 31, 2008

NOTE 1 -

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

This summary of significant accounting policies of Anoteros, Inc. and its wholly-owned subsidiary, Doolittle EduTainment Corp., is presented to assist in understanding the Company’s consolidated financial statements. Collectively, these entities are referred to hereafter as “the Company.” The consolidated financial statements and notes are representations of the Company’s management, which is responsible for their collective integrity and objectivity. These accounting policies conform to accounting principles generally accepted in the Unites States of America, as well as standards of the Public Company Accounting Oversight Board (United States) and have been consistently applied in the preparation of the consolidated financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim condensed financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Operating results for the six months ended June 30, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009.

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

c. Basic Loss Per Share

The computations of basic loss per share of common stock are based on the weighted-average number of shares outstanding during the period of the financial statements as follows:

	Loss	Shares	Per Share
	(Numerator)	(Denominator)	Amount
For the period ended
June 30, 2009	$(30,116)	7,066,177	$(0.00)

For the period ended
June 30, 2008	$(36,942)	6,978,769	$(0.01)

ANOTEROS, INC.

 (A Development Stage Company)

Notes to the Consolidated Financial Statements (Continued)

June 30, 2009 and December 31, 2008

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

f. Income Tax

We file federal income tax returns in the U.S. and state income tax returns in those state jurisdictions where we are required to file. With few exceptions, we are no longer subject to U.S. federal, state, or local income tax examinations by tax authorities for the tax years ending before December 31, 2006.

We adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, on January 1, 2007. As a result of the implementation of Interpretation 48, no adjustment should be made for unrecognized tax benefits.

There are no tax positions included in the balance at June 30, 2009 for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility.

Our policy is to recognize accrued interest related to unrecognized tax benefits in interest expense and penalties in operating expenses.

NOTE 2 -

SHAREHOLDER LOAN

In October 1999, a shareholder advanced $10,000 to the Company. From that date through June 30, 2009, the shareholder has made several additional advances, and the Company has made some partial payments on the advances. As of June 30, 2009, the principal balance of these advances totaled $121,005. The loans accrue interest at 8.0% per annum. Accrued interest at June 30, 2009 was $40,331. The loans are due on demand.

ANOTEROS, INC.

 (A Development Stage Company)

Notes to the Consolidated Financial Statements (Continued)

June 30, 2009 and December 31, 2008

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

NOTE 4 -

SIGNIFICANT EVENTS

On May 4, 2009, the Company issued 75,000 shares of common stock in conjunction with Jennifer Karlovsky’s appointment as a new director of the Company at $0.10 per share representing the closing price of the common stock on the date of issuance, for a total value of $7,500. This amount was recorded by the Company as a prepayment of Ms. Karlovsky’s services through December 31, 2009. As of June 30, 2009, the Company had amortized $1,071 of this amount, leaving a outstanding prepaid expense totaling $6,429.

On May 4, 2009, the Company issued 207,516 shares of common stock at $0.10 per share as payment on legal debts to Chachas Law Group, P.C., totaling $20,752. Chachas Law Group is a law firm of which the Company’s president, George Chachas, is the primary partner. Of these shares issued, 153,561 were issued to Mr. Chachas, and the remaining 53,955 shares were issued to a different, unrelated attorney of Chachas Law Group, P.C.

NOTE 5 -

SUBSEQUENT EVENTS

Management performed an evaluation of the Company activity through July 20th, 2009, and has concluded that there are no significant subsequent events requiring disclosure through the date these financial statements were issued.

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

Company Overview and Principal Products and Services

The Company’s wholly-owned subsidiary, Doolittle Edutainment, which holds all intellectual property for the Company, is engaged in the children’s education and entertainment market, continues its plan for publication and distribution of its children books, and further development of additional books and exploitation of its intellectual property rights focused around its main character, “Doolittle.” We are considered a development stage company. We have recognized only minimal revenue, and activities since our inception have been devoted primarily to raising capital and creating a character-based children’s book and accompanying apparel. Following the completion of its third title book in July 2007, the Company entered into an agreement with BookMasters Inc., to print an initial run of 250 of each of the first three book titles for marketing and presentation purposes to various children's literary agents to seek publication. With this printing of the first three titles the copyright process will be completed and these titles entered into the Library of Congress. We recently have begun to focus on developing the market for this book. As a result, we are a development stage enterprise as defined by SFAS 7. In our most recent operating period ended June 30, 2009, we recorded no revenue. Additionally, there were no revenues for the fiscal year ended December 31, 2008. Accordingly, we have issued a comment regarding our ability to continue as a going concern (please refer to the footnotes to the financial statements). Until such time that we are able to establish a consistent flow of revenues from our Doolittle products, sufficient to sustain our operations, Management intends to rely primarily upon debt financing as needed to supplement the cash flows generated by the sale of our products.

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

We believe that without additional financing, our total current assets of $7,047, plus projected cash flows, will not be sufficient capital to allow us to implement our plan to continue developing our product line and develop relationships with publishers and/or retail outlets. Our current monthly operating expenses average less than $4,000 exclusive of management’s salaries, which are deferred until we begin selling our books.

Our total operating expenses for the period from September 25, 1996, (inception) to June 30, 2009 were $452,856 of which 46% were general and administrative. The following table quantifies the components that comprise our operating expenses for this period:

DESCRIPTION	AMOUNT
Legal and Professional Fees	$245,267
Other General and Administrative	$207,589
Non-Executive Wages and Salaries	$-
Taxes	$-
Total Operating Expenses	$452,856

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

Results of Operations

Three months ended June 30, 2009 compared to the three months ended June 30, 2008.

From September 25, 1996 (inception) to June 30, 2009, we have generated only minimal revenue. We earned no revenues during the three month periods ended June 30, 2009 and 2008. As a development stage company, our revenue is expected to be derived from the sale of our Doolittle products, namely our children books.

Operating expenses for the three months ended June 30, 2009 totaled $8,387, a 42% decrease from the comparable period of 2008. This decrease resulted primarily from an decrease in legal and professional fees incurred during the current period.

The Company incurred a net loss of $10,792 during the three month period ended June 30, 2009, a 34% decrease from the comparable period of 2008. This decrease resulted primarily from an decrease in legal and professional expenses, partially offset by a slight increase in interest expense in the current period. Basic net loss per share was $(0.00) for the three month period ended June 30, 2009, representing no material change from the comparable period of 2008.

Six months ended June 30, 2009 compared to the six months ended June 30, 2008.

Operating expenses for the six months ended June 30, 2009 totaled $25,379, a 23% decrease from the comparable period of 2008. This decrease resulted primarily from a decrease in legal and professional fees in the current period.

The Company incurred a net loss of $30,116 during the six month period ended June 30, 2009, an 18% decrease from the comparable period of 2008. This decrease resulted primarily from a decrease in legal and professional fees, partially offset by a slight increase in interest expense incurred during the current period.

Liquidity and Capital Resources

As of June 30, 2009, the Company had a negative working capital of $209,539 compared to a negative working capital of $207,475 at December 31, 2008. The change in working capital resulted primarily from the Company’s operating losses, partially offset by an increase in the Company’s prepaid expenses during the six months ended June 30, 2009.

During the six months ended June 30, 2009 the Company experienced negative cash flow of $7,696 from operating activities, and had negative cash flows from investing activities of $200. The Company met its cash requirements during this period through debt financing, realizing a cash inflow from financing activities in the amount of $7,288.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit to the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms, and that information is accumulated and communicated to our management, including our principal executive and principal financial officer (whom we refer to in this periodic report as our Certifying Officer), as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our Certifying Officer, the effectiveness of our disclosure controls and procedures as of June 30, 2009, pursuant to Rule 13a-15(b) under the Securities Exchange Act. Based upon that evaluation, our Certifying Officer concluded that, as of June 30, 2009, our disclosure controls and procedures were effective.

Changes in Internal Controls

There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS.

On May 4, 2009, in conjunction with the appointment of Jennifer Karlovsky as a director, the Company authorized the issuance of 75,000 restricted shares of common stock to Ms. Karlovsky. No underwriters were used. The securities were issued pursuant to an exemption from registration provided under Section 4(2) of the Securities Act of 1933.

Also on May 4, 2009, the Company authorized the issuance of 207,516 restricted shares of common stock in consideration of the capital contribution of $20,751 through the conversion of the unpaid legal fees due and owing to Chachas Law Group P.C. Of these shares, 153,561 shares were issued to George G. Chachas, the principal of Chachas Law Group P.C. and also the founder, a director and the sole officer of the Company, and 53,955 shares were issued to J. Anthony Rolfe, an associate of Chachas Law Group P.C. No underwriters were used. The securities were issued pursuant to an exemption from registration provided under Section 4(2) of the Securities Act of 1933.

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

Dated: July 20, 2009

/s/ George G. Chachas

By: George G. Chachas

Its: President and CEO