Form 10-Q
period 2009-09-30
Anoteros, Inc.
filed 2009-11-04
CIK 1390292

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

___________________________________

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended: September 30, 2009

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

Yes      . No  X .

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of November 3, 2009, there were 3,294,056 shares of the issuer's Common Stock, $0.001 par value, issued and outstanding.

ANOTEROS INC. AND SUBSIDIARY

Report on Form 10-Q

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

ANOTEROS, INC. AND SUBSIDIARY

(A Development Stage Company)

Consolidated Balance Sheets

ASSETS
	September 30,	December 31,
	2009	2008
	(Unaudited)
CURRENT ASSETS

Cash	$1,051	$1,226
Deposit on inventory	1,500	-
Prepaid expenses	3,214	-

Total Current Assets	5,765	1,226

OTHER ASSETS

Artwork	31,915	31,715

Total Other Assets	31,915	31,715

TOTAL ASSETS	$37,680	$32,941

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

Accounts payable	$1,950	$-
Accounts payable and accrued expenses - related party	5,000	59,390
Note payable - related party	126,005	113,717
Accrued interest payable - related party	42,801	35,594

Total Current Liabilities	175,756	208,701

TOTAL LIABILITIES	175,756	208,701

STOCKHOLDERS' EQUITY (DEFICIT)

Preferred stock: 25,000,000 shares authorized;
$0.001 par value; -0- shares issued and outstanding	-	-
Common stock: 100,000,000 shares authorized;
$0.001 par value; 3,294,056 and 2,326,256 shares
issued and outstanding, respectively	3,294	2,326
Additional paid-in capital	362,029	264,859
Deficit accumulated during the development stage	(503,399)	(442,945)

Total Stockholders' Equity (Deficit)	(138,076)	(175,760)

TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY (DEFICIT)	$37,680	$32,941

The accompanying notes are an integral part of these consolidated financial statements.

ANOTEROS, INC. AND SUBSIDIARY

(A Development Stage Company)

Consolidated Statements of Operations

(Unaudited)

					From Inception of
					the Development
					Stage on
					September 25,
	For the Three Months Ended		For the Nine Months Ended		1996 through
	September 30,		September 30,		September 30,
	2009	2008	2009	2008	2009

REVENUES	$-	$-	$-	$-	$867

OPERATING EXPENSES

Legal and professional	11,101	4,054	24,524	24,447	256,368
General and administrative	16,767	5,175	28,723	17,873	224,356

Total Operating Expenses	27,868	9,229	53,247	42,320	480,724

LOSS FROM OPERATIONS	(27,868)	(9,229)	(53,247)	(42,320)	(479,857)

OTHER EXPENSES

Interest expense	(2,470)	(2,205)	(7,207)	(6,056)	(45,059)
Loss on disposal of fixed assets	-	-	-	-	(250)
Loss on sale of fixed assets	-	-	-	-	1,767
Gain on sale of intellectual property	-	-	-	-	20,000

Total Other Expenses	(2,470)	(2,205)	(7,207)	(6,056)	(23,542)

NET LOSS	$(30,338)	$(11,434)	$(60,454)	$(48,376)	$(503,399)

BASIC LOSS PER SHARE	$(0.01)	$(0.00)	$(0.03)	$(0.02)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	2,467,922	2,326,256	2,393,659	2,326,256

The accompanying notes are an integral part of these consolidated financial statements.

ANOTEROS, INC. AND SUBSIDIARY

(A Development Stage Company)

Consolidated Statements of Stockholders' Equity (Deficit)

				Deficit
				Accumulated
			Additional	During the
	Common Stock		Paid-In	Development
	Shares	Amount	Capital	Stage

Balance, December 31, 2007	2,326,256	$2,326	$264,859	$(383,977)

Net loss for the year ended
December 31, 2008	-	-	-	(58,968)

Balance, December 31, 2008	2,326,256	2,326	264,859	(442,945)

Common shares issued for prepaid services at
$0.30 per share on May 4, 2009 (unaudited)	25,000	25	7,475	-

Common shares issued for debt at $0.30 per
share on May 4, 2009 (unaudited)	69,172	69	20,683	-

Fractional shares issued pursuant to
reverse stock-split on August 23, 2009
(unaudited)	41	-	-	-

Common shares issued for services
rendered at $0.08 per share on September	150,000	150	11,850	-
25, 2009 (unaudited)

Common shares issued to officer for cash and
conversion of accrued salary at $0.08 per
share on September 25, 2009 (unaudited)	687,500	688	54,312	-

Common shares issued for conversion of
accounts payable at $0.08 per share on
September 25, 2009 (unaudited)	36,087	36	2,851	-

Net loss for the nine months ended
September 30, 2009 (unaudited)	-	-	-	(60,454)

Balance, September 30, 2009 (unaudited)	3,294,056	$3,294	$362,030	$(503,399)

The accompanying notes are an integral part of these consolidated financial statements.

ANOTEROS, INC. AND SUBSIDIARY

(A Development Stage Company)

Consolidated Statements of Cash Flows

(Unaudited)

			From Inception
			of the
			Development
			Stage on
			September 25,
	For the Nine Months Ended		1996 through
	September 30,		September 30,
	2009	2008	2009
CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(60,454)	$(36,942)	$(503,399)

Adjustments to reconcile net loss to
net cash used by operating activities:
Depreciation expense	-	-	257
Loss on disposal of equipment	-	-	250
Loss on sale of equipment	-	-	133
Gain on sale of fixed assets	-	-	(1,900)
Common stock issued for services and fees	12,000	-	230,191
Gain on sale of intellectual property	-	-	(20,000)
Changes in operating assets and liabilities:
Decrease in prepaid expenses	4,285	-	4,285
Increase in deposits	(1,500)	-	(1,500)
Decrease in inventory	-	-	53
Increase in accounts payable
and accrued expenses	4,837	484	2,505
Increase in accounts payable
and accrued expenses - related party	23,569	20,341	132,073

Net Cash Used by Operating Activities	(17,263)	(16,117)	(157,052)

CASH FLOWS FROM INVESTING ACTIVITIES

Increase in artwork	(200)	-	(31,665)
Proceeds from sale of intellectual property	-	-	20,000
Purchase of fixed assets	-	-	(10,541)
Proceeds from sale of fixed assets	-	-	11,800

Net Cash Used by Investing Activities	(200)	-	(10,406)

CASH FLOWS FROM FINANCING ACTIVITIES

Payments on notes payable - related parties	-	-	(13,827)
Proceeds from notes payable - related parties	12,288	16,268	145,001
Common stock issued for cash	5,000	-	37,335

Net Cash Provided by Operating Activities	17,288	16,268	168,509

NET INCREASE (DECREASE) IN CASH	(175)	151	1,051

CASH AT BEGINNING OF PERIOD	1,226	1,048	-

CASH AT END OF PERIOD	$1,051	$1,199	$1,051

The accompanying notes are an integral part of these consolidated financial statements.

ANOTEROS, INC. AND SUBSIDIARY

(A Development Stage Company)

Consolidated Statements of Cash Flows (Continued)

(Unaudited)

			From Inception
			of the
			Development
			Stage on
			September 25,
	For the Nine Months Ended		1996 through
	September 30,		September 30,
	2009	2008	2009
CASH PAID FOR

Interest	$-	$-	$-
Taxes	$-	$-	$-

SCHEDULE OF NON-CASH FINANCING AND INVESTING ACTIVITIES

Common stock issued as payment on debt	$73,639	$-	$85,049
Common stock issued for artwork	$-	$-	$250
Common stock issued for prepaid expenses	$7,500	$-	$7,500

The accompanying notes are an integral part of these consolidated financial statements.

ANOTEROS, INC. AND SUBSIDIARY

 (A Development Stage Company)

Notes to the Consolidated Financial Statements

September 30, 2009 and December 31, 2008

NOTE 1 -

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

This summary of significant accounting policies of Anoteros, Inc. and its wholly-owned subsidiary, Doolittle Edutainment Corp., is presented to assist in understanding the Company’s consolidated financial statements.  Collectively, these entities are referred to hereafter as “the Company.” The consolidated financial statements and notes are representations of the Company’s management, which is responsible for their collective integrity and objectivity.  These accounting policies conform to accounting principles generally accepted in the Unites States of America, as well as standards of the Public Company Accounting Oversight Board (United States) and have been consistently applied in the preparation of the consolidated financial statements.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in accordance with such rules and regulations.  The information furnished in the interim condensed financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements.  Operating results for the nine months ended September 30, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009.

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

c.  Basic Loss Per Share

The computations of basic loss per share of common stock are based on the weighted-average number of shares outstanding during the period of the financial statements as follows:

	Loss	Shares	Per Share
	(Numerator)	(Denominator)	Amount

For the period ended September 30, 2009	$(60,454)	2,393,659	$(0.03)

For the period ended September 30, 2008	$(48,376)	2,326,256	$(0.02)

ANOTEROS, INC. AND SUBSIDIARY

 (A Development Stage Company)

Notes to the Consolidated Financial Statements (Continued)

September 30, 2009 and December 31, 2008

NOTE 1 -

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

d.  Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

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

f. Income Tax

We file federal income tax returns in the U.S. and state income tax returns in those state jurisdictions where we are required to file.  With few exceptions, we are no longer subject to U.S. federal, state, or local income tax examinations by tax authorities for the tax years ending before December 31, 2005.

We have accounted for income taxes in accordance with FASB Accounting Standards Codification Topic 740 – Accounting for Income Taxes.   As a result of the implementation of Topic 740, no adjustment should be made for unrecognized tax benefits.

There are no tax positions included in the balance at September 30, 2009 for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility.

Our policy is to recognize accrued interest related to unrecognized tax benefits in interest expense and penalties in operating expenses.

NOTE 2 -

SHAREHOLDER LOAN

In October 1999, a shareholder advanced $10,000 to the Company.  From that date through September 30, 2009, the shareholder has made several additional advances, and the Company has made some partial payments on the advances.  As of September 30, 2009, the principal balance of these advances totaled $126,005.   The loans accrue interest at 8.0% per annum.  Accrued interest at September 30, 2009 was $42,801.  The loans are due on demand.

ANOTEROS, INC. AND SUBSIDIARY

 (A Development Stage Company)

Notes to the Consolidated Financial Statements (Continued)

September 30, 2009 and December 31, 2008

NOTE 3 -

GOING CONCERN

The Company’s consolidated financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  However, the Company does not have significant operations to date, nor does it have an established source of revenues sufficient to allow it to continue as a going concern.  External financing, which is necessary for the Company to continue and proceed with operations, will either a) be loaned to the Company by its founder and principal shareholder, or b) will be generated by means of  a private placement being contemplated by management in which the Company would attempt to raise between $20,000 and $35,000. The Company is currently seeking to negotiate a publishing contract for its children’s books and implement an appropriate marketing strategy so as to begin generating sales revenues.  Management can make no assurances that these steps will be effectively completed, or that after having done so, the Company will become profitable.  Until such time these steps are effectively implemented and the Company generates profits, the Company will be reliant upon external financing in order to continue as a going concern.

NOTE 4 -

SIGNIFICANT EVENTS

On May 4, 2009, the Company issued 25,000 shares of common stock in conjunction with Jennifer Karlovsky’s appointment as a new director of the Company at $0.30 per share (market value on the date of the transaction), for a total payment of $7,500.  This amount was recorded by the Company as a prepayment of Ms. Karlovsky’s services through December 31, 2009.  As of September 30, 2009, the Company had amortized $4,286 of this amount, leaving a outstanding prepaid expense totaling $3,214.

On May 4, 2009, the Company issued 69,172 shares of common stock at $0.30 per share as payment on legal debts to Chachas Law Group, P.C., in the amount of $20,752.  Chachas Law Group is a law firm of which the Company’s president, George Chachas, is the primary partner.  Of these shares issued, 51,187 were issued to Mr. Chachas, and the remaining 17,985 shares were issued to a different, unrelated attorney of Chachas Law Group, P.C.

On July 23, 2009 the Company’s Board of Directors resolved and the shareholders approved a 1-for-3 reverse stock-split of the issued and outstanding shares of the Company’s common stock.  The 7,261,285 shares existing immediately prior to the reverse-split were exchanged for 2,395,464 post-split shares.  All references to common stock activity taking place prior to July 23, 2009 have been retroactively restated to as to include the effects of the reverse stock-split.

On September 25, 2009, the Company issued 687,500 shares of common stock to a Company officer in exchange for $5,000 in cash and the conversion of $50,000 in accrued salaries.  This issuance was made at $0.08 per share  (market value on the date of the transaction).  Additionally, the Company issued 36,087 shares of common stock to a related-party vendor as payment in full on $2,887 in outstanding legal fees payable.  The Company also issued 150,000 shares to unrelated third parties as payment for services rendered at $0.08 per share.

NOTE 5 -

SUBSEQUENT EVENTS

Management performed an evaluation of Company activity through November 3, 2009, and has concluded that there are no significant subsequent events requiring disclosure through the date these financial statements were issued.

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

Company Overview and Principal Products and Services

The Company’s wholly-owned subsidiary, Doolittle Edutainment, which holds all intellectual property for the Company, is engaged in the children’s education and entertainment market, continues its plan for publication and distribution of its children books, and further development of additional books and exploitation of its intellectual property rights focused around its main character, “Doolittle.”  We are considered a development stage company. We have recognized only minimal revenue, and activities since our inception and have been devoted primarily to raising capital and creating a character-based children’s book and accompanying apparel. Following the completion of its third title book in July 2007, the Company entered into an agreement with BookMasters Inc., to print an initial run of 250 of each of the first three book titles for marketing and presentation purposes to various children's literary agents to seek publication.   With this printing of the first three titles the copyright process was completed and these titles entered into the Library of Congress.  In September 2009, the Company proceeded with its 2nd printing of 100 each of the Doolittle book series of Books 1, 2 and 3, which books will be made available for sale on the Company’s website and through various distribution channels it is working to secure.  Also in September 2009, the Company through its wholly-owned subsidiary, Doolittle Edutainment Corp. entered into a Literary Agent Agreement with Geraldine Blecker (“Agent”), under which Agent will represent Doolittle Edutainment, on a non-exclusive basis, in connection with negotiations with potential publishers and book distributors in Europe.  The Company through its wholly-owned subsidiary, Doolittle Edutainment Corp., launched its website, www.doolittleEdutainment.com to further market its books and provide an online portal for the purchase of the books.  We are a development stage enterprise as defined by SFAS 7. In our most recent operating period ended September 30, 2009, we recorded no revenue. Additionally, there were no revenues for the fiscal year ended December 31, 2008.  Accordingly, we have issued a comment regarding our ability to continue as a going concern (please refer to the footnotes to the financial statements). Until such time that we are able to establish a consistent flow of revenues from our Doolittle products, sufficient to sustain our operations, Management intends to rely primarily upon debt financing as needed to supplement the cash flows generated by the sale of our products.

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

5.

Respond to competitive developments; and

6.

Establish our brand identity.

While we have printed a limited number of books for sale and distribution, in order to make the most efficient use of the capital available to us, we plan to print further books, beyond the initial 100 already printed, when we have orders from the purchasers in hand.  Standard terms will include a down payment with the order, which is typical in this industry. This down payment will be sufficient to cover the hard costs to publish the books as well as the initial operating expenses. Once the books are published the balance owing on the contracts with the sponsors will be due and payable. These amounts will provide for ongoing operating expenses.

We believe that without additional financing, our total current assets of $5,765, plus projected cash flows, will not be sufficient capital to allow us to implement our plan to continue developing our product line and develop relationships with publishers and/or retail outlets. Our current monthly operating expenses average less than $5,000 exclusive of management’s salaries, which are deferred until we begin selling our books.

Our total operating expenses for the period from September 25, 1996, (inception) to September 30, 2009 were $480,724 of which 47% were general and administrative. The following table quantifies the components that comprise our operating expenses for this period:

DESCRIPTION	AMOUNT
Legal and Professional Fees	$256,368
Other General and Administrative	$224,356
Non-Executive Wages and Salaries	$-
Taxes	$-
Total Operating Expenses	$480,724

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

Results of Operations

Three months ended September 30, 2009 compared to the three months ended September 30, 2008.

From September 25, 1996 (inception) to September 30, 2009, we have generated only minimal revenue.  We earned no revenues during the three month periods ended September 30, 2009 and 2008.  As a development stage company, our revenue is expected to be derived from the sale of our Doolittle products, namely our children books.

Operating expenses for the three months ended September 30, 2009 totaled $27,868, a 202% increase from the comparable period of 2008.  This increase resulted primarily from the Company’s concerted efforts to bring its Doolittle books to market, which resulted in significant increases in both legal and professional, and general and administrative expenses incurred during the current period.

The Company incurred a net loss of $30,338 during the three month period ended September 30, 2009, a 165% increase from the comparable period of 2008.  This increase resulted primarily from the Company’s concerted efforts to bring its Doolittle books to market, which resulted in significant increases in both legal and professional, and general and administrative expenses incurred during the current period.  Basic net loss per share was $(0.01) for the three month period ended September 30, 2009, representing a $0.01 change from the comparable period of 2008.

Nine months ended September 30, 2009 compared to the nine months ended September 30, 2008.

Operating expenses for the nine months ended September 30, 2009 totaled $53,247 a 26% increase from the comparable period of 2008.  This decrease resulted primarily from an increase in general and administrative expenses associated with the Company’s efforts to bring its Doolittle books to the market in the current period.

The Company incurred a net loss of $60,454 during the nine month period ended September 30, 2009, an 25% increase from the comparable period of 2008.  This increase resulted primarily from an increase in general and administrative expenses associated with the Company’s efforts to bring its Doolittle books to the market in the current period.

Liquidity and Capital Resources

As of September 30, 2009, the Company had a negative working capital of $169,991 compared to a negative working capital of $207,475 at December 31, 2008. The change in working capital resulted primarily from the Company’s operating losses, partially offset by a decrease in the Company’s related-party payables during the nine months ended September 30, 2009.

During the nine months ended September 30, 2009 the Company experienced negative cash flow of $17,263 from operating activities, and had negative cash flows from investing activities of $200.  The Company met its cash requirements during this period through debt financing, realizing a cash inflow from financing activities in the amount of $17,288.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit to the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms, and that information is accumulated and communicated to our management, including our principal executive and principal financial officer (whom we refer to in this periodic report as our Certifying Officer), as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our Certifying Officer, the effectiveness of our disclosure controls and procedures as of September 30, 2009, pursuant to Rule 13a-15(b) under the Securities Exchange Act. Based upon that evaluation, our Certifying Officer concluded that, as of September 30, 2009, our disclosure controls and procedures were effective.

Changes in Internal Controls

An independent board member is now reviewing our financial information as of the third quarter.  This has alleviated the material weakness in out internal controls.

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

ITEM 2. UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS.

On September 25, 2009, the Company authorized:

(a)

the issuance of 687,500 restricted shares of common stock to George G. Chachas, the founder, a director and the sole officer of the Company, in consideration of the capital contribution of $5,000 in cash and the conversion of $50,000 in accrued salary.  No underwriters were used.  The securities were issued pursuant to an exemption from registration provided under Section 4(2) of the Securities Act of 1933;

(b)

the issuance of 36,087 restricted shares of common stock in consideration of the capital contribution of $2,887 through the conversion of the unpaid legal fees due and owing to Chachas Law Group P.C.  These shares were issued to J. Anthony Rolfe, an associate of Chachas Law Group P.C.  No underwriters were used. The securities were issued pursuant to an exemption from registration provided under Section 4(2) of the Securities Act of 1933;

(c)

the issuance of 25,000 restricted shares of common stock in consideration of the marketing and website design consulting services valued at $2,000.  No underwriters were used. The securities were issued pursuant to an exemption from registration provided under Section 4(2) of the Securities Act of 1933;

(d)

the issuance of 25,000 restricted shares of common stock in consideration of outside legal services provided to Corporation valued at $2,000.  No underwriters were used. The securities were issued pursuant to an exemption from registration provided under Section 4(2) of the Securities Act of 1933; and

(e)

the issuance of 100,000 restricted shares of common stock in consideration of the market analysis and consulting services valued at $8,000.  No underwriters were used. The securities were issued pursuant to an exemption from registration provided under Section 4(2) of the Securities Act of 1933.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

As set forth in the Company’s Definitive Information Statement on Schedule 14C, filed on August 3, 2009, the Company on July 23, 2009, by the written consent majority of the outstanding voting securities, in lieu of the annual meeting of stockholders:

(a)

Approved the election of George G. Chachas and Jennifer Karlovsky to the Board of Directors of the Company.  Mr. Chachas and Mrs. Karlovsky will serve until the next annual meeting of stockholders or until their successor has been duly appointed and elected.

(b)

 Approved and ratified the appointment of HJ Associates & Consultants, LLP, as the independent auditor of the Company for 2009; and

(c)

Approved and authorized the 1-for-3 reverse split of the issued and outstanding shares of the Company’s common Stock.

As of July 23, 2009, there were 2,420,469 (post-split adjusted) shares of common stock issued and outstanding. George G. Chachas, the President and CEO, as Trustee of the George G. Chachas Trust U/D/T 9/28/90 was the record owner with respect to 1,290,597 (post-split adjusted) shares of common stock, which represented 53.32% of the issued and outstanding common stock of the Company.   Mr. Chachas approved the corporate actions described above.

ITEM 5. OTHER INFORMATION.

1-For-3 Reverse Stock Split

As a result of the reverse stock split referenced above, every 3 shares of common stock owned by a stockholder was reduced to 1 share. The Reverse Stock Split will became effective on August 24, 2009 (the “Effective Date”), upon the Company’s filing of a Certificate of Change pursuant to NRS 78.209 (the “Certificate of Change”) with the Nevada Secretary of State, whereupon the 7,261,285 issued and outstanding pre-reverse split shares of common stock were automatically converted into and will for all corporate purposes evidence 2,420,469 post-reverse stock split shares of common stock.  All fractional shares were rounded up to the next whole share.

Unless specifically noted otherwise, all references to common stock within this Quarterly Report have been retroactively restated so as to include the effect of this reverse stock-split.

It will not be necessary for stockholders to exchange their existing stock certificates.   Stockholders who desire to have a new certificate issued representing the post-reverse shares may obtain a new certificate at a cost to the stockholder of $25.00 per certificate by sending their existing certificate(s) to Colonial Stock Transfer, 66 Exchange Place, Salt Lake City, UT 84111.  Telephone No. 801-355-5740.

On September 17, 2009, the Company was notified by FINRA that it had received all necessary documentation to process the reverse split and that the corporate action became effective at the opening of business on September 18, 2009.

Effective on September 18, 2009, the Company’s new symbol became “ANOS.”

Literary Agent Agreement

On September 25, 2009, the Company through its wholly-owned subsidiary, Doolittle Edutainment Corp. entered into a Literary Agent Agreement with Geraldine Blecker (“Agent”), under which Agent will represent Doolittle Edutainment, on a non-exclusive basis, in connection with negotiations with potential publishers and book distributors in Europe.

ITEM 6. EXHIBITS

The following exhibits are filed as a part of this report:

Exhibit
Number	Description of Exhibit
3.01	Articles of Incorporation(1)
3.02	Restated Articles of Incorporation(1)
3.03	Bylaws(1)
3.04	Certificate of Change Pursuant to NRS 78.209(3)
10.01	Independent Contractor Agreement with James Wojtak dated October 11, 1999 (1)
10.02	Restated Independent Contractor Agreement with James Wojtak dated February 18, 2000(1)
10.03	Independent Contractor Agreement with Ben De Soto dated December 5, 2002(1)
10.04	First Amendment to Independent Contractor Agreement with Ben De Soto dated February 11, 2003 (1)
10.05	Independent Contractor Agreement with Gerry De Soto dated November 21, 2006(1)
10.06	2007 Long Term Incentive Plan(2)
10.07	Literary Agent Agreement dated September 25, 2009(4)
31.01	Certification of Principal Executive Officer Pursuant to Rule 13a-14(5)
31.02	Certification of Principal Financial Officer Pursuant to Rule 13a-14(5)
32.01	CEO and CFO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act(5)

(1)

Incorporated by reference to our Registration Statement on Form 10SB filed on April 12, 2007.

(2)

Incorporated by reference to our Form 10-KSB filed with the SEC on March 27, 2008.

(3)

Incorporated by reference to our Definitive Information Statement on Schedule 14C filed with the SEC on August 3, 2009.

(4)

Incorporated by reference to our Form 8-K filed with the SEC on September 28, 2008.

(5)

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

Dated: November 4, 2009

/s/ George G. Chachas

By: George G. Chachas

Its: President and CEO