Form 10-K
period 2009-12-31
Anoteros, Inc.
filed 2010-03-03
CIK 1390292

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

___________

FORM 10-K

___________

 X .

ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

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

 Common Stock, $0.001 Par Value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes      . No  X .

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. Yes      . No  X .

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

The aggregate market value of the voting and non-voting common equity on June 30, 2009 held by non-affiliates of the registrant based on the average bid and asked price of such stock on such date was approximately $322,280. Shares of common stock held by each officer and director and by each person who owns 10% or more of the outstanding common stock of the registrant have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes. Without acknowledging that any individual director of registrant is an affiliate, all directors have been included as affiliates with respect to shares owned by them.

As of March 1, 2010, there were 3,294,056 shares of the registrant’s Common Stock outstanding.

ANOTEROS INC.

Report on Form 10-K

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

Distribution Methods of the Products or Services.

Publishing

During 2007 we self published through Book Masters, Inc., the first printing of the initial three book titles. In 2009, after minor revisions and correction of typographical errors, we self published through Book Masters, the second printing of Books 1, 2 and 2. We continue to explore the possibility of traditional publishing for our books which is often difficult and time consuming to find a publisher willing to take on a new book line. In furtherance of this goal, on September 25, 2009, the Company through its wholly-owned subsidiary, Doolittle Edutainment Corp. entered into a Literary Agent Agreement with Geraldine Blecker to represent Doolittle Edutainment, on a non-exclusive basis, in connection with negotiations with potential publishers and book distributors in Europe. We continue to seek a publisher within the United States. If we are unsuccessful in finding a traditional publishing company to publish and distribute our books, we, we will continue to self-publish and self distribute our books while seeking a distribution agreement with one or more book distribution sources. While having a publisher to promote and market the Company’s books would be the preferred method to achieve quicker market penetration, we believe that self publication and distribution through the various available distribution sources would be a viable alternative to traditional publishing and would allow us to retain total control of the product from inception through distribution.

Internet

In October 2009 we launched our website www.doolittleedutainment.com to promote, market and sell our initial three book titles. Due to the popularity of the internet, businesses today must utilize the World Wide Web to promote market and sell products and services to consumers. We see great opportunities to build our brand name through our website and intend to further develop and expand our website as a dynamic and interactive website designed for kids but also informative for parents, consumers and retailers. When completed intend that the website will consist of information about the Company, the stories of “Doolittle” and will include games and a sports and adventures section that will be interactive, informative and entertaining for kids. Pending sufficient funding and capital resources, we will seek to establish and develop “Club Doolittle” as part of our website. Our intent is to utilize Club Doolittle to build a customer data base by allowing customers to sign-up for free drawings to win books and other products.

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

Copyrights:

TITLE	REG. NO.	DATE OF REGISTRATION
Doolittle Classics: Vol. 1	VAU-419-090	December 12, 1997
Doolittle Classics: Vol. 2	VAU-476-300	October 28, 1999
The Story of Doolittle: An Exceptional Young Gorilla	TXU-950-710	May 3, 2000
The Adventures of Dynamic Doolittle: Episode 1, The Problem with Paulie Python	TXU-980-865	October 30, 2000
Doolittle’s Very, Very Bad Day	TXU-1-036-883	May 22, 2001
Illustrations for Book 1 The Story of Doolittle, an Exceptional Young Gorilla	VAU-730-773	January 22, 2007
Illustrations for Book 2 The Adventures of Dynamic Doolittle - Episode 1 “The Problem with Paulie Python”	VAU-730-772	January 22, 2007
Illustrations for Book 3 Doolittle’s Very, Very Bad Day	VAU-730-774	January 22, 2007
Completed Book 1 - The Story of Doolittle, an Exceptional Young Gorilla	TX 7-015-574	Filed January 26, 2008
Completed Book 2 - The Adventures of Dynamic Doolittle - Episode 1 “The Problem with Paulie Python”	TX 7-015-529	Filed January 26, 2008
Completed Book 3 – Doolittle’s Very, Very Bad Day	TX 7-015-514	Filed January 26, 2008

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

Research and Development Costs.

We did not make any expenditure on research and development activities during the last two fiscal years, 2009 and 2008.

Cost of Compliance with Environmental Laws.

At this time our business activities are not subject to any environmental laws or governmental regulation nor do we anticipate that our future business activities will subject us to any environmental compliance regulations.

Employees.

As of the date of this Annual Report other than George G, Chachas, a director and the sole executive officer, we have no other employees. We do not expect significant changes in the number of people we employ over the next twelve months. We plan to hire additional staff, on an as needed basis,

ITEM 1A.

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

George G. Chachas, the President, CEO, CFO, Secretary and a director, beneficially own approximately 60.98% of our common stock. See “Security Ownership of Certain Beneficial Owners and Management.” Accordingly, by virtue of their ownership of shares, the stockholders referred to above acting together may effectively have the ability to influence significant corporate actions. Such actions include the election of our directors and the approval or disapproval of fundamental corporate transactions, including mergers, the sale of all or substantially all of our assets, liquidation, and the adoption or amendment of provisions in our articles of incorporation and bylaws. Such actions could delay or prevent a change in our control. See “Security Ownership of Certain Beneficial Owners and Management” and “Description of Securities.”

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

During the fourth quarter of 2009, there were no matters submitted to a vote of the stockholders.

PART II.

ITEM 5.

MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our common stock is traded on OTC Bulletin Board under the symbol “ANOS.” The following table sets forth, in U.S. dollars the high and low bid prices for each of the calendar quarters indicated, as reported by the OTC Bulletin Board. The prices in the table may not represent actual transactions and do not include retail markups, markdowns or commissions.

	Company Common Stock Bid Prices
	High	Low
2009
Quarter ended December 31	$0.175	$0.11
Quarter ended September 30	0.49	0.06
Quarter ended June 30	0.15	0.05
Quarter ended March 31	0.15	0.05

2008
Quarter ended December 31	$0.15	$0.05
Quarter ended September 30	0.15	0.05
Quarter ended June 30	0.25	0.10
Quarter ended March 31	0.25	0.10

On February 26, 2010, the last bid and ask of our common stock as reported on the OTC Bulletin Board was $0.11 and $0.49, respectively.

Holders of Our Common Stock

As of February 26, 2010, we had 41 stockholders of record based on information provided by our transfer agent.

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

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth information as of December 31, 2009 and 2008, with respect to our equity compensation plans previously approved by stockholders and equity compensation plans not previously approved by stockholders.

	Equity Compensation Plan Information
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by stockholders	33,333(1)	$0.75(1)	4,900,000
Equity compensation plans not approved by stockholders	0	0	0
Total	33,333(1)	$0.75(1)	4,900,000

(1) Represents post 1-for-3 reverse stock split adjustment.

Issuer Purchases of Equity Securities

There were no stock repurchases during the fourth quarter of 2009.

Recent Sales of Unregistered Securities

The were no sales of unregistered securities during the period covered by this report.

ITEM 6.

SELECTED FINANCIAL DATA

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 7.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

A.

Management’s Plan of Operation

The following discussion of our financial condition, changes in financial condition and results of operations for the year ended December 31, 2009 should be read in conjunction with our audited consolidated financial statements and related notes for the year ended December 31, 2009.

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

We recently have begun to focus on developing the market for this book. As a result, we are a development stage enterprise as defined by SFAS 7. In our most recent operating period ended December 31, 2009, we recorded no revenue. Additionally, there were no revenues for the fiscal year ended December 31, 2008. Accordingly, we have issued a comment regarding our ability to continue as a going concern (please refer to the footnotes to the financial statements). Until such time that we are able to establish a consistent flow of revenues from our Doolittle products, sufficient to sustain our operations, Management intends to rely primarily upon debt financing as needed to supplement the cash flows generated by the sale of our products.

Our plan of operations for the next twelve months subject to our achieving the necessary financing, is as follows:

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

2.

We anticipate spending approximately $15,000 over the next twelve months on the development of Book 4 and possibly Book 5.

4.

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

Our total operating expenses for the period from September 25, 1996, (inception) to December 31, 2009 were $495,123, of which approximately 46.53% were general and administrative. Our current monthly operating expenses average less than $5,000 exclusive of management’s salaries, which are deferred until we begin selling our books. The following table quantifies the components that comprise our operating expenses for this period:

DESCRIPTION	AMOUNT
Legal and Professional Fees	$264,734
Other General and Administrative	210,389
Wages and Salaries	20,000
Taxes	0
Total Operating Expenses	$495,123

As we grow our business and obtain a publishing deal and/or purchase orders for our books and other products, our revenues should grow on a consistent basis. By focusing our efforts on limiting general and administrative expenses as we increase revenue, we expect to increase our net income on a consistent basis as well.

RESULTS OF OPERATIONS

For the year ended December 31, 2009 compared to the year ended December 31, 2008.

As of September 25, 1996, (inception) to December 31, 2009, we have generated only minimal revenue. We earned no revenues during the twelve month period ended December 31, 2009 and no revenues for the twelve months ended December 31, 2008. As a development stage company, our revenue is expected to be derived from the sale of our Doolittle products.

Operating expenses for the twelve months ended December 31, 2009 totaled $67,646, resulting in an increase of approximately 33.49% percent from the comparable period of 2008. This increase resulted primarily from a 50.77% increase in general and administrative expenses associated with the second printing of Books 1, 2 and 3, and a 19.07% increase in legal and professional fees during the current period associated with the stockholder actions and reverse split taken by the Company.

We incurred a net loss of $77,449 during the twelve month period ended December 31, 2009, resulting in an increased loss of approximately 31.34% from the comparable period of 2008. Basic net loss per share was $0.03 for the twelve month period ended December 31, 2009, representing no change from the comparable period of 2008.

Liquidity and Capital Resources

As of December 31, 2009, we had a negative working capital of $186,986 compared to a negative working capital of $207,475 at December 31, 2008. The change in working capital resulted primarily from our operating losses, partially offset by cash received from a related-party note payable.

During the twelve months ended December 31, 2009 we experienced negative cash flow of $25,543 from operating activities, and had negative cash flows from investing activities of $200. We met our cash requirements during this period through debt financing, realizing a cash inflow from shareholder loans in the amount of $19,866 and $5,000 from the sale of our common stock.

ITEM 7A – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 8.

FINANCIAL STATEMENTS.

ANOTEROS, INC. AND SUBSIDIARY

CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2009

C O N T E N T S

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders of

Anoteros, Inc. & Subsidiary

(A Development Stage Company)

San Diego, California

We have audited the accompanying consolidated balance sheets of Anoteros, Inc. and Subsidiary (a development stage company) as of December 31, 2009 and 2008, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for years ended December 31, 2009 and 2008 and from inception of the development stage on September 25, 1996 through December 31, 2009. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Anoteros, Inc. and Subsidiary as of December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the years ended December 31, 2009 and 2008 and from inception of the development stage on September 25, 1996 through December 31, 2009, in conformity with U.S. generally accepted accounting principles.

We were not engaged to examine management's assessment of the effectiveness of Anoteros, Inc. and Subsidiary’s internal control over financial reporting as of December 31, 2009, included in the accompanying “Management’s Annual Report on Internal Control Over Financial Reporting” and, accordingly, we do not express an opinion thereon.

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

/s/ HJ Associates & Consultants, LLP

HJ Associates & Consultants, LLP

Salt Lake City, UT

March 3, 2010

ANOTEROS, INC. AND SUBSIDIARY
(A Development Stage Company)
Consolidated Balance Sheets

ASSETS
	December 31,
	2009	2008
CURRENT ASSETS

Cash	$349	$1,226
Inventory	3,605	-

Total Current Assets	3,954	1,226

OTHER ASSETS

Artwork	31,915	31,715

Total Other Assets	31,915	31,715

TOTAL ASSETS	$35,869	$32,941

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

Accounts payable	$-	$-
Accounts payable and accrued expenses - related party	11,959	59,390
Note payable - related party	133,584	113,717
Accrued interest payable - related party	45,397	35,594

Total Current Liabilities	190,940	208,701

TOTAL LIABILITIES	190,940	208,701

STOCKHOLDERS' EQUITY (DEFICIT)

Preferred stock: 25,000,000 shares authorized;
$0.001 par value; -0- shares issued and outstanding	-	-
Common stock: 100,000,000 shares authorized;
$0.001 par value; 3,294,056 and 2,326,256 shares
issued and outstanding, respectively	3,294	2,326
Additional paid-in capital	362,029	264,859
Deficit accumulated during the development stage	(520,394)	(442,945)

Total Stockholders' Equity (Deficit)	(155,071)	(175,760)

TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY (DEFICIT)	$35,869	$32,941

The accompanying notes are an integral part of these consolidated financial statements

ANOTEROS, INC. AND SUBSIDIARY
(A Development Stage Company)
Consolidated Statements of Operations

			From Inception
			of the
			Development Stage
			on September 25,
	For the Years Ended		1996 through
	December 31,		December 31,
	2009	2008	2009
REVENUES	$-	$-	$867

OPERATING EXPENSES

Legal and professional	32,890	27,622	264,734
General and administrative	34,756	23,051	230,389

Total Operating Expenses	67,646	50,673	495,123

LOSS FROM OPERATIONS	(67,646)	(50,673)	(494,256)

OTHER EXPENSES

Interest expense	(9,803)	(8,295)	(47,655)
Loss on disposal of fixed assets	-	-	(250)
Gain on sale of fixed assets	-	-	1,767
Gain on sale of intellectual property	-	-	20,000

Total Other Expenses	(9,803)	(8,295)	(26,138)

NET LOSS	$(77,449)	$(58,968)	$(520,394)

BASIC LOSS PER SHARE	$(0.03)	$(0.03)

WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING	2,620,209	2,326,256

The accompanying notes are an integral part of these consolidated financial statements

ANOTEROS, INC. AND SUBSIDIARY
(A Development Stage Company)
Consolidated Statements of Stockholders' Equity (Deficit)
				Deficit
				Accumulated
			Additional	During the
	Common Stock		Paid-In	Development
	Shares	Amount	Capital	Stage
Balance at inception of the development
stage on September 25, 1996	-	$-	$-	$-

Common stock issued for cash
at $0.001 per share	666,667	667	1,168	-

Net loss from inception of the
development stage on September
25, 1996, through December 31, 1996	-	-	-	(1,109)

Balance, December 31, 1996	666,667	667	1,168	(1,109)

Common stock issued for cash
at $0.003 per share	443,333	443	3,557	-

Common stock issued for artwork
at 0.05 per share	1,667	2	248	-

Net income for the year ended
December 31, 1997	-	-	-	(2,976)

Balance, December 31, 1997	1,111,667	1,112	4,973	(4,085)

Common stock issued on January 19, 1998
for services rendered at $0.05 per share	1,667	2	248	-

Common stock issued for cash on
April 16, 1998 for $0.05 per share	8,000	8	1,192	-

Common stock issued for cash on
June 2, 1998 for $0.05 per share	10,000	10	1,490	-

Common stock issued for cash on
July 21, 1998 for $0.05 per share	3,333	3	497	-

Common stock issued on July 29, 1998
for services rendered at $0.05 per share	8,333	8	2,492	-

Common stock issued for cash on
December 7, 1998 for $0.05 per share	6,667	7	993	-

Common stock issued for cash on
December 21, 1998 for $0.05 per share	5,000	5	745	-

Net loss for the year ended December 31, 1998	-	-	-	(7,779)

Balance, December 31, 1998	1,154,667	$1,155	$12,630	$(11,864)

The accompanying notes are an integral part of these consolidated financial statements

ANOTEROS, INC. AND SUBSIDIARY
(A Development Stage Company)
Consolidated Statements of Stockholders' Equity (Deficit) (Continued)
				Deficit
				Accumulated
			Additional	During the
	Common Stock		Paid-In	Development
	Shares	Amount	Capital	Stage
Balance, December 31, 1998	1,154,667	$1,155	$12,630	$(11,864)

Common stock issued for cash on
February 16, 1999 for $0.05 per share	1,667	2	248	-

Common stock issued for cash on
March 30, 1999 for $0.05 per share	5,333	5	795	-

Common stock issued for cash on
May 4, 1999 for $0.05 per share	13,333	13	1,987	-

Common stock issued for cash on
May 18, 1999 at $0.05 per share	6,667	7	993	-

Common stock issued on May 18, 1999
for services rendered at $0.05 per share	66,667	67	9,933	-

Common stock issued for cash on
August 12, 1999 at $0.05 per share	6,667	7	993	-

Common stock issued for cash on
September 16, 1999 at $0.05 per share	6,667	7	993	-

Common stock issued on September 16, 1999
for services rendered at $0.05 per share	40,000	40	5,960	-

Common stock issued for cash on
September 21, 1999 at $0.05 per share	13,333	13	1,987	-

Common stock issued for cash on
October 11, 1999 at $0.05 per share	23,333	23	3,477	-

Common stock issued on October 11, 1999
for services rendered at $0.05 per share	156,666	157	23,343	-

Net loss for the year ended
December 31, 1999	-	-	-	(58,531)

Balance, December 31, 1999	1,495,000	1,496	63,339	(70,395)

Common stock issued on February 18, 2000
for services rendered at $0.05 per share	3,333	3	497	-

Common stock issued on March 10, 2000
for services rendered at $0.05 per share	36,667	36	5,464	-

Net loss for the year ended December 31, 2000	-	-	-	(22,150)

Balance, December 31, 2000	1,535,000	$1,535	$69,300	$(92,545)

The accompanying notes are an integral part of these consolidated financial statements

ANOTEROS, INC. AND SUBSIDIARY
(A Development Stage Company)
Consolidated Statements of Stockholders' Equity (Deficit) (Continued)
				Deficit
				Accumulated
			Additional	During the
	Common Stock		Paid-In	Development
	Shares	Amount	Capital	Stage
Balance, December 31, 2000	1,535,000	$1,535	$69,300	$(92,545)

Common stock issued on November 15, 2001
for services rendered at $0.10 per share	25,000	25	7,475	-

Net loss for the year ended
December 31, 2001	-	-	-	(14,626)

Balance, December 31, 2001	1,560,000	1,560	76,775	(107,171)

Common stock issued for cash on
May 2, 2002 at $0.10 per share	1,667	2	498	-

Net income for the year ended
December 31, 2002	-	-	-	(4,054)

Balance, December 31, 2002	1,561,667	1,562	77,273	(111,225)

Common stock issued on January 13, 2003
for services rendered at $0.10 per share	1,667	2	498	-

Common stock issued on July 28, 2003
in payment of debts at $0.10 per share	2,233	2	668	-

Net loss for the year ended
December 31, 2003	-	-	-	(8,877)

Balance, December 31, 2003	1,565,567	1,566	78,439	(120,102)

Common shares issued for extinguishment of
debt on March 31, 2004 at $0.10 per share	3,910	4	1,159	-

Common shares issued on March 31, 2004
for services rendered at $0.10 per share	50,000	50	14,950	-

Common shares issued on September 15, 2004
for services rendered at $0.10 per share	116,667	117	34,883	-

Net loss for the year ended
December 31, 2004	-	-	-	(60,127)

Balance, December 31, 2004	1,736,144	1,737	129,431	(180,229)

Common shares issued on February 22, 2005
for services rendered at $0.10 per share	8,333	8	2,492	-

Balance forward	1,744,477	$1,745	$131,923	$(180,229)

The accompanying notes are an integral part of these consolidated financial statements

ANOTEROS, INC. AND SUBSIDIARY
(A Development Stage Company)
Consolidated Statements of Stockholders' Equity (Deficit) (Continued)
				Deficit
				Accumulated
			Additional	During the
	Common Stock		Paid-In	Development
	Shares	Amount	Capital	Stage
Balance forward	1,744,477	$1,745	$131,923	$(180,229)

Common shares issued on March 25, 2005
for services rendered at $0.10 per share	191,667	192	57,308	-

Common shares issued on December 22, 2005
for services rendered at $0.10 per share	100,000	100	29,900	-

Net loss for the year ended
December 31, 2005	-	-	-	(101,039)

Balance, December 31, 2005	2,036,144	2,037	219,131	(281,268)

Common shares issued on July 6, 2006 for
services rendered at $0.05 per share	112,947	113	16,827	-

Common shares issued on September 18, 2006
for accrued wages at $0.05 per share	33,333	33	4,967	-

Common shares issued on September 26, 2006
for cash at $0.05 per share	23,333	23	3,477	-

Common stock issued on November 1, 2006
for cash at $0.05 per share	40,000	40	5,960	-

Net loss for the year ended
December 31, 2006	-	-	-	(45,875)

Balance, December 31, 2006	2,245,757	2,246	250,362	(327,143)

Common shares issued on January 15, 2007
for accrued wages at $0.05 per share	16,666	17	4,983	-

Common shares issued on December 11, 2007
for services rendered at $0.05 per share	33,333	33	4,967	-

Common shares issued on December 28, 2007
for debt at $0.05 per share	30,500	30	4,547	-

Net loss for the year ended
December 31, 2007	-	-	-	(56,834)

Balance, December 31, 2007	2,326,256	$2,326	$264,859	$(383,977)

The accompanying notes are an integral part of these consolidated financial statements

ANOTEROS, INC. AND SUBSIDIARY
(A Development Stage Company)
Consolidated Statements of Stockholders' Equity (Deficit)
				Deficit
				Accumulated
			Additional	During the
	Common Stock		Paid-In	Development
	Shares	Amount	Capital	Stage
Balance, December 31, 2007	2,326,256	$2,326	$264,859	$(383,977)

Net loss for the year ended
December 31, 2008	-	-	-	(58,968)

Balance, December 31, 2008	2,326,256	2,326	264,859	(442,945)

Common shares issued for prepaid services at
$0.30 per share on May 4, 2009	25,000	25	7,475	-

Common shares issued for debt at $0.30 per
share on May 4, 2009	69,172	69	20,682	-

Fractional shares issued pursuant to
reverse stock-split on August 23, 2009	41	-	-	-

Common shares issued for services rendered
at $0.08 per share on September 25, 2009	150,000	150	11,850	-

Common shares issued to officer for cash and
conversion of accrued salary at $0.08 per
share on September 25, 2009	687,500	688	54,312	-

Common shares issued for conversion of
accounts payable at $0.08 per share on
September 25, 2009	36,087	36	2,851	-

Net loss for the year ended
December 31, 2009	-	-	-	(77,449)

Balance, December 31, 2009	3,294,056	$3,294	$362,029	$(520,394)

The accompanying notes are an integral part of these consolidated financial statements

ANOTEROS, INC. AND SUBSIDIARY
(A Development Stage Company)
Statements of Cash Flows
			From Inception
			of the
			Development Stage
			on September 25
	For the Years Ended		1996 Through
	December 31,		December 31,
	2009	2008	2009
CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(77,449)	$(58,968)	$(520,394)
Adjustments to reconcile net loss to
net cash used by operating activities:
Depreciation expense	-	-	257
Loss on disposal of equipment	-	-	250
Loss on sale of equipment	-	-	133
Common stock issued for services and fees	12,000	-	230,191
Gain on sale of intellectual property	-	-	(20,000)
Gain on sale of fixed assets	-	-	(1,900)
Changes in operating assets and liabilities:
Increase in inventory	(3,605)	-	(3,552)
Decrease in prepaids and deposits	7,500	-	7,500
Increase (decrease) in accounts payable
and accrued expenses	2,887	(641)	555
Increase in accounts payable
and accrued expenses - related	33,124	36,444	141,628

Net Cash Used by Operating Activities	(25,543)	(23,165)	(165,332)

CASH FLOWS FROM INVESTING ACTIVITIES

Increase in artwork	(200)	(300)	(31,665)
Proceeds from sale of intellectual property	-	-	20,000
Purchase of fixed assets	-	-	(10,541)
Proceeds from sale of fixed assets	-	-	11,500
Sale of equipment	-	-	300

Net Cash Used by Investing Activities	(200)	(300)	(10,406)

CASH FLOWS FROM FINANCING ACTIVITIES

Payments on notes payable - related parties	-	-	(13,827)
Proceeds from notes payable - related parties	19,866	23,643	152,579
Common stock issued for cash	5,000	-	37,335

Net Cash Provided by Operating
Activities	24,866	23,643	176,087

NET INCREASE IN CASH	(877)	178	349

CASH AT BEGINNING OF PERIOD	1,226	1,048	-

CASH AT END OF PERIOD	$349	$1,226	$349

The accompanying notes are an integral part of these consolidated financial statements

ANOTEROS, INC. AND SUBSIDIARY
(A Development Stage Company)
Statements of Cash Flows

			From Inception
			of the
			Development Stage
			on September 25
	For the Years Ended		1996 Through
	December 31,		December 31,
	2009	2008	2009

CASH PAID FOR

Interest	$-	$-	$-
Taxes	$-	$-	$-

SCHEDULE OF NON-CASH FINANCING AND
INVESTING ACTIVITIES

Common stock issued as payment
on debt	$73,634	$-	$85,049
Common stock issued for artwork	$-	$-	$250

The accompanying notes are an integral part of these consolidated financial statements

ANOTEROS, INC. AND SUBSIDIARY

(A Development Stage Company)

Notes to the Consolidated Financial Statements (Continued)

December 31, 2009 and 2008

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

c. Basic Loss Per Share

The computations of basic loss per share of common stock are based on the weighted-average number of shares outstanding during the period of the financial statements:

	Loss	Shares	Per Share
	(Numerator)	(Denominator)	Amount
For the year ended
December 31, 2009	$(77,449)	2,620,209	$(0.03)

For the year ended
December 31, 2008	$(58,968)	2,236,256	$(0.03)

ANOTEROS, INC. AND SUBSIDIARY

(A Development Stage Company)

Notes to the Consolidated Financial Statements (Continued)

December 31, 2009 and 2008

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

Net deferred tax liabilities consist of the following components as of December 31, 2009 and 2008:

	2009	2008
Deferred tax assets:
NOL carryover	$56,492	$47,936
Accrued expenses	22,369	37,044

Deferred tax liabilities:	-	-

Valuation allowance	(78,861)	(84,980)

Net deferred tax asset	$-	$-

The income tax provision differs from the amount of income tax determined by applying the U.S. federal income tax rate to pretax income from continuing operations for the years ended December 31, 2009 and 2008 due to the following:

	2009	2008
Book income	$(30,205)	$(22,998)
Stock for services	36,324	-
Valuation allowance	(6,119)	22,998

	$-	$-

ANOTEROS, INC. AND SUBSIDIARY

(A Development Stage Company)

Notes to the Consolidated Financial Statements (Continued)

December 31, 2009 and 2008

NOTE 1 -

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

At December 31, 2009, the Company had net operating loss carryforwards of approximately $144,850 that may be offset against future taxable income from the year 2010 through 2030. No tax benefit has been reported in the December 31, 2009 consolidated financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

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

e. Income Taxes (Continued)

The Company includes interest and penalties arising from the underpayment of income taxes in the consolidated statements of operations in the provision for income taxes. As of December 31, 2009, the Company had no accrued interest or penalties related to uncertain tax positions.

The Company files income tax returns in the U.S. federal jurisdiction and in the state of California. With few exceptions, the Company is still subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years after 2005.

f. Newly Issued Accounting Pronouncements

During the year ended December 31, 2009, the Company adopted the following accounting pronouncements:

In May 2009, the FASB issued FAS 1 65 (ASC Topic 855) , “ Subsequent Events ” .. This pronouncement establishes standards for accounting for and disclosing subsequent events ( events which occur after the balance sheet date but before financial statements are issued or are available to be issued). FAS 165 requires and entity to disclose the date subsequent events were evaluated and whether that evaluation took place on the date financial statements were issued or were available to be issued. It is effective for interim and annual periods ending after June 15, 2009. The adoption of FAS 1 65 did not have a material impact on the Company’s financial condition or results of operation.

ANOTEROS, INC. AND SUBSIDIARY

(A Development Stage Company)

Notes to the Consolidated Financial Statements (Continued)

December 31, 2009 and 2008

NOTE 1 -

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

f.

Newly Issued Accounting Pronouncements (Continued)

In June 200 9 , the FASB issued FAS 1 66 (ASC Topic 810) , “ Accounting for Transfers of Financial Assets ” an amendment of FAS 140. FAS 140 is intended to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets: the effects of a transfer on its financial position, financial performance , and cash flows: and a transferor’s continuing involvement, if any, in transferred financial assets. This statement must be applied as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009. The Company does not expect the adoption of FAS 1 66 to have an impact on the Company’s results of operations, financial condition or cash flows.

In June 200 9 , the FASB issued FAS 1 67 (ASC Topic 810) , “ Amendments to FASB Interpretation No. 46(R) ” .. FAS 167 is intended to (1) address the effects on certain provisions of FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities, as a result of the elimination of the qualifying special-purpose entity concept in FAS 166, and (2) constituent concerns about the application of certain key provisions of Interpretation 46(R), including those in which the accounting and disclosures under the Interpretation do not always provided timely and useful information about an enterprise’s involvement in a variable interest entity. This statement must be applied as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009. The Company does not expect the adoption of FAS 1 67 to have an impact on the Company’s results of operations, financial condition or cash flows.

In June 200 9 , the FASB issued FAS 1 68 (ASC Topic 105) , “ The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles ” .. FAS 168 will become the source of authoritative U.S. generally accepted accounting principles (GAAP) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date of this Statement, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other nongrandfathered non-SEC accounting literature not included in the Codification will become nonauthoritative. This statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009.The Company does not expect the adoption of FAS 1 68 to have an impact on the Company’s results of operations, financial condition or cash flows.

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

h.

 Artwork

During the year ended December 31, 2006 the Company determined its Artwork had reached a point near enough to completion so as to necessitate capitalization of all related expenses. During the years ended December 31, 2009 and 2008 the Company capitalized $200 and $300, respectively, in artwork expenses.

ANOTEROS, INC. AND SUBSIDIARY

(A Development Stage Company)

Notes to the Consolidated Financial Statements (Continued)

December 31, 2009 and 2008

NOTE 1 -

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

i.

 Inventory

Inventory consists of various proprietary illustrations to be used included in the Company’s children’s book series. The inventory is stated at the lower of cost or market using the first-in, first-out (FIFO) cost method of accounting. Inventories are adjusted for estimated obsolescence and written-down to net realizable value based upon estimates of future demand and market conditions.

NOTE 2 -

NOTE PAYABLE – RELATED PARTY

In October 1999, a shareholder loaned $10,000 to the Company. From that date through December 31, 2009, the shareholder has made several additional advances on the loan, and the Company has made some partial payments. As of December 31, 2009, the total principal balance outstanding totaled $133,584. The loan accrues interest at 8.0% per annum. Accrued interest at December 31, 2009 was $45,397. The loan is due on demand.

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

NOTE 4 -

EQUITY ACTIVITY

On May 4, 2009, the Company issued 25,000 shares of common stock in conjunction with Jennifer Karlovsky’s appointment as a new director of the Company at $0.30 per share, for a total payment of $7,500. This amount was recorded by the Company as a prepayment of Ms. Karlovsky’s services through December 31, 2009. As of December 31, 2009, the Company had amortized this entire amount.

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

ANOTEROS, INC. AND SUBSIDIARY

(A Development Stage Company)

Notes to the Consolidated Financial Statements (Continued)

December 31, 2009 and 2008

NOTE 4 -

EQUITY ACTIVITY (Continued)

On July 23, 2009 the Company’s Board of Directors resolved to perform a 1-for-3 reverse stock-split of the issued and outstanding shares of the Company’s common stock. The 7,261,285 shares existing immediately prior to the reverse-split were exchanged for 2,420,469 post-split shares. All references to common stock activity taking place prior to July 23, 2009 have been retroactively restated to as to include the effects of the reverse stock-split.

On September 25, 2009, the Company issued 687,500 shares of common stock to a Company officer in exchange for $5,000 in cash and the conversion of $50,000 in accrued salaries. This issuance was made at $0.08 per share. Additionally, the Company issued 36,087 shares of common stock to a related-party vendor as payment in full on $2,887 in outstanding legal fees payable. The Company also issued 150,000 shares to unrelated third parties as payment for $12,000 of services rendered at $0.08 per share.

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

Management’s Annual Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Exchange Act Rule 13a-15(f). Management conducted an evaluation of the effectiveness of the internal control over financial reporting as of December 31, 2009, using the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. As a result of management’s assessment, management has determined that there is no material weakness

This Annual Report does not include an attestation report of the company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only management's report in this annual report.

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

ITEM 9B.

OTHER INFORMATION.

None. Not applicable.

PART III

ITEM 10.

DIRECTORS AND EXECUTIVE OFFICERS.

Identify of directors and executive officers

Our current directors and executive officers are as follows:

Name	Age	Position with the Company	Director Since
George G. Chachas	46	President, Chief Executive Officer, Chief Financial Officer, Secretary and a director	December 27, 2006

Jennifer Karlovsky	33	Director	May 4, 2009

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

Jennifer Karlovsky is a director of the Company appointed on May 4, 2009. Ms. Karlovsky served as a member of the board of directors of Endeavor Power Corp. a publically traded company. Additionally, Ms. Karlovsky served as the interim President, Treasurer and Secretary of Endeavor Power Corp. During her time with Endeavor Power Corp., Ms. Karlovsky guided the Company through its annual meeting and assisted in the acquisition of a working interest in an operational oil and gas lease located in Oklahoma. Prior to this, Ms. Karlovsky was engaged as a Financial Administrator overseeing the project accounting, contracting and revenue assurance for a company in the health care services industry. Ms. Karlovsky services include assisting companies with complex financial analysis and accounting matters, the review and analysis of various facets of contracting procedures, financial planning and seamless integration, of both eternal and external corporate operations. She has also had significant direct engagement with service providers on multi-million dollar projects in the health care industry. Prior to this, Ms. Karlovsky served as the vice president of operations for a privately held company. She received her liberal arts degree from Northern Illinois University in 2000.

Identify Significant Employees

We have no significant employees other than George G. Chachas, our President, Chief Executive Officer, Secretary and a director.

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

Based solely on its review of the copies of such forms filed with the SEC electronically, received by the Company and representations from certain reporting persons, the Company believes that for the fiscal year ended December 31, 2009, all the officers, directors and more than 10% beneficial owners complied with the above described filing requirements.

Code of Ethics

Our board of directors has not adopted a code of ethics due to the fact that we presently only have two directors and we are in the development stage of our operations. We anticipate that we will adopt a code of ethics when we increase either the number of our directors and officers or the number of our employees.

Audit Committee and Audit Committee Financial Expert

Our board of directors is comprised of two directors, one of which is an outside independent director, and as of the date hereof we have not established an audit committee. Accordingly, our board of directors presently performs the functions that would customarily be undertaken by an audit committee.

Our board of directors has determined that neither George G. Chachas, a director and officer, or Jennifer Karlovksy, qualify as an “audit committee financial expert”, as defined by the rules of the SEC. Mr. Chachas is not “independent”, as he is our sole executive officer in addition to being a member of the board of Directors. Mrs. Karlovsky is an “independent” director.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth the compensation paid to our Chief Executive Officer and those executive officers that earned in excess of $100,000 during the twelve month periods ended December 31, 2009 and 2008 (collectively, the “Named Executive Officers”):

					Stock	Option	Total
Name and Principal Position	Year	Salary ($)		Bonus ($)	Awards ($)	Awards ($)	($)
George G. Chachas, President Chief Executive Officer, Chief Financial Officer and Secretary(1)	2009	20,000	(1)	-	-	-	20,000

	2008	20,000	(1)	-	-	-	20,000

(1)

During 2009 and 2008 George G. Chachas was compensated for his services rendered as an officer of the Company at the rate of $5,000 per quarter which amount is being deferred until such time as we have sufficient funds for payment.

Narrative Disclosure to Summary Compensation Table

We do not have any written employment agreements. In 2007, the Company agreed to pay George G. Chachas $5,000 per quarter payable in cash or shares of our Common Stock based on the closing price of our Common Stock as reported on the last day of each calendar quarter, at the option of Mr. Chachas. On September 25, 2009 Mr. Chachas converted $50,000 of unpaid accrued salary balance into 625,000 shares of Common Stock. Mr. Chachas has agreed to defer the payment of the balance and as of December 31, 2009, there is accrued deferred salary due and owing to Mr. Chachas in the amount of $10,000.

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

Outstanding Equity Awards at Fiscal Year-End

No Named Executive Officer received any equity awards, or holds exercisable or unexercisbale options, as of the years ended December 31, 2009 and 2008.

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

Compensation of Directors

The following table sets forth information relating to compensation paid to our directors in 2009 and 2008:

Fees Earned
	or Paid	Stock			Option
Name	in Cash ($)	Awards ($)			Awards ($)	Total ($)
George G. Chachas	$-	$-			$-	$-

Jennifer Karlovsky	$-	$7,500	(1)	$		$7,500

(1)

On May 4, 2009, in conjunction with the appointment of Jennifer Karlovsky as a director, the Company authorized the issuance of 25,000 post-reverse split adjusted restricted shares of common stock to Ms. Karlovsky.

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

ITEM 12.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Security Ownership of Certain Beneficial Owners

The following table sets forth the amount and nature of beneficial ownership of any class of the Company’s voting securities of any person known to the Company to be the beneficial owner of more than five percent, as of the close of business on December 31, 2009.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner(1)	Percent of Class

Common Stock	George G. Chachas 2445 Fifth Avenue Suite 440 San Diego, CA 92101	2,008,675(2)	60.98%

Common Stock	Gregory J. Chachas 1200 South Bell Avenue Ely, Nevada 89301	228,001(3)	6.92%

(1)

Represents post 1-for-3 reverse split adjusted shares.

(2)

Includes 1,978,097 shares of which Mr. Chachas has direct beneficial ownership of, 13,334 shares which are held by TUVA Co., LLC, of which Mr. Chachas is a member and a Manager, and 17,244 shares held by Chachas Land Co., Inc., a corporation of which Mr. Chachas owns a 33.33% interest and is an officer and director.

(3)

Includes 216,667 shares of which Gregory J. Chachas has direct beneficial ownership of, and 8,334 shares held by the Chachas Family Spendthrift Trust.

Security Ownership of Management

The following table sets forth the amount and nature of beneficial ownership of any class of the Company’s voting securities of all of the Company’s directors and nominees and “named executive officers” as such term is defined in Item 402(a)(3) of Regulation S-K, as of the close of business on December 31, 2009.

Title of Class	Name of Beneficial Owner	Amount and Nature of Beneficial Ownership(1)	Percent of Class

Common Stock	George G. Chachas	2,008,675 (2)	60.98%

Common Stock	Jennifer Karlovsky	25,000	0.76%

Common Stock	Directors and Officers as a Group	2,033,675	61.74%

(1)

Represents post 1-for-3 reverse split adjusted shares.

(2)

Includes 1,978,097 shares of which Mr. Chachas has direct beneficial ownership of, 13,334 shares which are held by TUVA Co., LLC, of which Mr. Chachas is a member and a Manager, and 17,244 shares held by Chachas Land Co., Inc., a corporation of which Mr. Chachas owns a 33.33% interest and is an officer and director.

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

Other than the transactions stated above, none of the directors or executive officers of the Company, nor any person who owned of record or was known to own beneficially more than 5% of the Company’s outstanding shares of its Common Stock, nor any associate or affiliate of such persons or companies, has any material interest, direct or indirect, in any transaction that has occurred during the past fiscal year, or in any proposed transaction, which has materially affected or will affect the Company.

ITEM 14.

PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Fees

During the fiscal year ended December 31, 2009, we incurred approximately $12,000 in fees to our principal independent accountants for professional services rendered in connection with the audit and reviews of our financial statements for fiscal year ended December 31, 2009.

During the fiscal year ended December 31, 2008, we incurred approximately $11,000 in fees to our principal independent accountants for professional services rendered in connection with the audit and reviews of our financial statements for fiscal year ended December 31, 2008.

Audit-Related Fees

The aggregate fees billed during the fiscal years ended December 31, 2009 and 2008 for assurance and related services by our principal independent accountants that are reasonably related to the performance of the audit or review of our financial statements (and are not reported under Item 9(e)(1) of Schedule 14A was $0 and $0, respectively.

Tax Fees

The aggregate fees billed during the fiscal years ended December 31, 2009 and 2008 for professional services rendered by our principal accountant tax compliance, tax advice and tax planning was $0 and $880, respectively.

All Other Fees

The aggregate fees billed during the fiscal years ended December 31, 2009 and 2008 for products and services provided by our principal independent accountants (other than the services reported in Items 9(e)(1) through 9(e)(3) of Schedule 14A was $0 and $0, respectively.

ITEM 15.

EXHIBITS.

(a)

Documents filed as part of this Report.

1.

Financial Statements. The Consolidated Balance Sheet of Anoteros, Inc., and subsidiaries as of December 31, 2009 and 2008, the Consolidated Statements of Operations for the years ended December 31, 2009 and 2008, the Consolidated Statements Stockholders’ Equity (Deficit) from inception of development stage on September 25, 1996 to December 31, 2009, and Statements of Cash Flows for the years ended December 31, 2009 and 2008, and together with the notes thereto and the report of HJ Associates & Consultants LLP thereon appearing in Item 8 are included in this 2009 Annual Report on Form 10-K.

3.

Exhibits. The following exhibits are either filed as a part hereof or are incorporated by reference. Exhibit numbers correspond to the numbering system in Item 601 of Regulation S-K. Exhibits 10.1 through 10.20 relate to compensatory plans incorporated by reference as exhibits hereto pursuant to Item 15(b) of Form 10-K.

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

ANOTEROS INC.

Dated: March 3, 2010

/s/ George G. Chachas

By: George G. Chachas

Its: President and Principal Executive Officer

Dated: March 3, 2010

/s/ George G. Chachas

By: George G. Chachas

Its: Chief Financial Officer and Principal Accounting Officer

Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Dated: March 3, 2010

/s/ George G. Chachas

George G. Chachas, Director

Dated: March 3, 2010

/s/ Jennifer Karlovsky

Jennifer Karlovsky, Director