Form 10-Q
period 2010-03-31
Anoteros, Inc.
filed 2010-04-29
CIK 1390292

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

___________________________________

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended: March 31, 2010

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of April 26, 2010, there were 3,294,056 shares of the issuer's Common Stock, $0.001 par value, issued and outstanding.

ANOTEROS INC. AND SUBSIDIARY

Report on Form 10-Q

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

ANOTEROS, INC.
(A Development Stage Company)
Consolidated Balance Sheets

ASSETS
	March 31,	December 31,
	2010	2009
	(Unaudited)
CURRENT ASSETS

Cash	$1,302	$349
Inventory	3,569	3,605

Total Current Assets	4,871	3,954

OTHER ASSETS

Artwork	31,915	31,915

Total Other Assets	31,915	31,915

TOTAL ASSETS	$36,786	$35,869

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

Accounts payable and accrued expenses	$4,702	$-
Accounts payable and accrued expenses - related party	18,660	11,959
Note payable - related party	140,942	133,584
Accrued interest payable - related party	48,177	45,397

Total Current Liabilities	212,481	190,940

TOTAL LIABILITIES	212,481	190,940

STOCKHOLDERS' EQUITY (DEFICIT)

Preferred stock: 25,000,000 shares authorized;
$0.001 par value; -0- shares issued and outstanding	-	-
Common stock: 100,000,000 shares authorized;
$0.001 par value; 3,294,056 shares issued
and outstanding	3,294	3,294
Additional paid-in capital	362,029	362,029
Deficit accumulated during the development stage	(541,018)	(520,394)

Total Stockholders' Equity (Deficit)	(175,695)	(155,071)

TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY (DEFICIT)	$36,786	$35,869

The accompanying notes are an integral part of these consolidated financial statements.

ANOTEROS, INC.
(A Development Stage Company)
Consolidated Statements of Operations
(Unaudited)

			From Inception of
			the Development
			Stage on
			September 25,
	For the Three Months Ended		1996 through
	March 31,		March 31,
	2010	2009	2010

REVENUES	$30	$-	$897

COST OF GOODS SOLD	28	-	28

GROSS PROFIT	2	-	869

OPERATING EXPENSES

Legal and professional	11,921	10,682	276,655
General and administrative	5,925	6,310	236,314

Total Operating Expenses	17,846	16,992	512,969

LOSS FROM OPERATIONS	(17,844)	(16,992)	(512,100)

OTHER EXPENSES

Interest expense	(2,780)	(2,332)	(50,435)
Loss on disposal of fixed assets	-	-	(250)
Loss on sale of fixed assets	-	-	1,767
Gain on sale of intellectual property	-	-	20,000

Total Other Expenses	(2,780)	(2,332)	(28,918)

NET LOSS	$(20,624)	$(19,324)	$(541,018)

BASIC LOSS PER SHARE	$(0.01)	$(0.01)

WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING	3,294,056	2,326,256

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

ANOTEROS, INC. AND SUBSIDIARY
(A Development Stage Company)
Consolidated Statements of Stockholders' Equity (Deficit)

				Deficit
				Accumulated
			Additional	During the
	Common Stock		Paid-In	Development
	Shares	Amount	Capital	Stage
Balance, December 31, 2007	2,326,256	$2,326	$264,859	$(383,977)

Net loss for the year ended December 31, 2008	-	-	-	(58,968)

Balance, December 31, 2008	2,326,256	2,326	264,859	(442,945)

Common shares issued for prepaid services at $0.30 per share on May 4, 2009	25,000	25	7,475	-

Common shares issued for debt at $0.30 per share on May 4, 2009	69,172	69	20,682	-

Fractional shares issued pursuant to reverse stock-split on August 23, 2009	41	-	-	-

Common shares issued for services rendered at $0.08 per share on September 25, 2009	150,000	150	11,850	-

Common shares issued to officer for cash and conversion of accrued salary at $0.08 per share on September 25, 2009	687,500	688	54,312	-

Common shares issued for conversion of accounts payable at $0.08 per share on September 25, 2009	36,087	36	2,851	-

Net loss for the year ended December 31, 2009	-	-	-	(77,449)

Balance, December 31, 2009	3,294,056	3,294	362,029	(520,394)

Net loss for the three months ended March 31, 2010 (unaudited)	-	-	-	(20,624)

Balance, March 31, 2010 (unaudited)	3,294,056	$3,294	$362,029	$(541,018)

The accompanying notes are an integral part of these consolidated financial statements.

ANOTEROS, INC.
(A Development Stage Company)
Consolidated Statements of Cash Flows
(Unaudited)

			From Inception
			of the
			Development
			Stage on
			September 25,
	For the Three Months Ended		1996 through
	March 31,		March 31,
	2010	2009	2010
CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(20,624)	$(19,324)	$(541,018)
Adjustments to reconcile net loss to
net cash used by operating activities:
Depreciation expense	-	-	257
Loss on disposal of fixed assets	-	-	250
Loss on sale of equipment	-	-	133
Gain on sale of fixed assets	-	-	(1,900)
Common stock issued for services and fees	-	-	230,191
Gain on sale of intellectual property	-	-	(20,000)
Changes in operating assets and liabilities:
Decrease (increase) in inventory	36	-	(3,516)
Decrease in prepaids and deposits	-	-	7,500
Increase in accounts payable and accrued expenses	4,702	4,450	5,257
Increase in accounts payable and accrued expenses - related party	9,481	8,692	151,109

Net Cash Used by Operating Activities	(6,405)	(6,182)	(171,737)

CASH FLOWS FROM INVESTING ACTIVITIES

Increase in artwork	-	(200)	(31,665)
Proceeds from sale of intellectual property	-	-	20,000
Purchase of fixed assets	-	-	(10,541)
Proceeds from sale of fixed assets	-	-	11,500
Sale of equipment	-	-	300

Net Cash Used by Investing Activities	-	(200)	(10,406)

CASH FLOWS FROM FINANCING ACTIVITIES

Payments on notes payable - related parties	-	-	(13,827)
Proceeds from notes payable - related parties	7,358	5,788	159,937
Common stock issued for cash	-	-	37,335

Net Cash Provided by Operating Activities	7,358	5,788	183,445

NET INCREASE (DECREASE) IN CASH	953	(594)	1,302

CASH AT BEGINNING OF PERIOD	349	1,226	-

CASH AT END OF PERIOD	$1,302	$632	$1,302

The accompanying notes are an integral part of these consolidated financial statements.

ANOTEROS, INC.
(A Development Stage Company)
Consolidated Statements of Cash Flows (Continued)
(Unaudited)

			From Inception
			of the
			Development
			Stage on
			September 25,
	For the Three Months Ended		1996 through
	March 31,		March 31,
	2010	2009	2010
CASH PAID FOR

Interest	$-	$-	$-
Taxes	$-	$-	$-

SCHEDULE OF NON-CASH FINANCING AND
INVESTING ACTIVITIES

Common stock issued as payment
on debt	$-	$-	$85,049
Common stock issued for artwork	$-	$-	$250

The accompanying notes are an integral part of these consolidated financial statements.

ANOTEROS, INC. AND SUBSIDIARY

(A Development Stage Company)

Notes to the Consolidated Financial Statements

March 31, 2010 and December 31, 2009

NOTE 1 -

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

This summary of significant accounting policies of Anoteros, Inc. and its wholly-owned subsidiary, Doolittle Edutainment Corp., is presented to assist in understanding the Company’s consolidated financial statements. Collectively, these entities are referred to hereafter as “the Company.” The consolidated financial statements and notes are representations of the Company’s management, which is responsible for their collective integrity and objectivity. These accounting policies conform to accounting principles generally accepted in the Unites States of America, as well as standards of the Public Company Accounting Oversight Board (United States) and have been consistently applied in the preparation of the consolidated financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim condensed financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Operating results for the three months ended March 31, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010.

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

Doolittle was incorporated under the laws of the State of Nevada on February 19, 2002 as a wholly-owned subsidiary of Anoteros. Doolittle completed its initial three book titles in 2007 depicting our main character named “Doolittle”:

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

•

Book 3 - titled “Doolittle’s Very, Very Bad Day” addresses Doolittle’s negative attitude regarding doing home-work.

Doolittle current has is working toward creating and marketing a series of children’s books.

The Company is working on the expansion of its children book series with Books 4 and 5 underway and will seek to expand, develop and market its artwork and children’s books, as well as related accessories such as plush stuffed animals, coloring books, T-Shirts, sweatshirts, superballs, etc., through the Doolittle entity. Additional external financing will be required to proceed with this and any supplemental business plans which may be developed by the Company.

b. Revenue Recognition Policy

The Company’s currently source of revenue will be from the sale of its books. The Company is actively seeking to have its books carried and offered in retail book stores. The Company launched its website www.doolittleedutainment.com in 2009 to market the Doolittle brand and sell its books. Revenues from the sale of books are recognized upon delivery and acceptance by the customer, and when collectability is reasonably assured.

ANOTEROS, INC. AND SUBSIDIARY

(A Development Stage Company)

Notes to the Consolidated Financial Statements

March 31, 2010 and December 31, 2009

NOTE 1 -

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

c. Basic Loss Per Share

The computations of basic loss per share of common stock are based on the weighted-average number of shares outstanding during the period of the financial statements as follows:

	Loss	Shares	Per Share
	(Numerator)	(Denominator)	Amount
For the period ended March 31, 2010	$(20,624)	3,294,056	$(0.01)

For the period ended March 31, 2009	$(19,324)	2,326,256	$(0.01)

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

g. Inventory

Inventory consists of the Company’s Children’s book series. The inventory is stated at the lower of cost or market using the first-in, first-out (FICO) cost method of accounting. Inventories are adjusted for estimated obsolescence and written-down to net realizable value based upon estimates of future demand and market conditions.

NOTE 2 -

SHAREHOLDER LOAN

In October 1999, a shareholder advanced $10,000 to the Company. From that date through March 31, 2010, the shareholder has made several additional advances, and the Company has made some partial payments on the advances. As of March 31, 2010, the principal balance of these advances totaled $140,942. The loans accrue interest at 8.0% per annum. Accrued interest at March 31, 2010 was $48,177. The loans are due on demand.

ANOTEROS, INC. AND SUBSIDIARY

(A Development Stage Company)

Notes to the Consolidated Financial Statements

March 31, 2010 and December 31, 2009

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

Company Overview and Principal Products and Services

The Company’s wholly-owned subsidiary, Doolittle Edutainment, which holds all intellectual property for the Company, is engaged in the children’s education and entertainment market, continues its plan for publication and distribution of its children books, and further development of additional books and exploitation of its intellectual property rights focused around its main character, “Doolittle.” We are considered a development stage company. We have recognized only minimal revenue, and activities since our inception and have been devoted primarily to raising capital and creating a character-based children’s book and accompanying apparel. Following the completion of its third title book in July 2007, the Company entered into an agreement with BookMasters Inc., to print an initial run of 250 of each of the first three book titles for marketing and presentation purposes to various children's literary agents to seek publication. With this printing of the first three titles the copyright process was completed and these titles entered into the Library of Congress. In September 2009, the Company proceeded with its 2nd printing of 100 each of the Doolittle book series of Books 1, 2 and 3, which books are made available for sale on the Company’s website and through various distribution channels it is working to secure. Also in September 2009, the Company through its wholly-owned subsidiary, Doolittle Edutainment Corp. entered into a Literary Agent Agreement with Geraldine Blecker (“Agent”), under which Agent will represent Doolittle Edutainment, on a non-exclusive basis, in connection with negotiations with potential publishers and book distributors in Europe. The Company through its wholly-owned subsidiary, Doolittle Edutainment Corp., launched its website, www.doolittleEdutainment.com to further market its books and provide an online portal for the purchase of the books. We are a development stage enterprise as defined by ASC Topic 915 (formerly SFAS 7). In our most recent operating period ended March 31, 2010, we recorded only minimal revenues of $30. There were no revenues for the fiscal year ended December 31, 2009. Accordingly, we have issued a comment regarding our ability to continue as a going concern (please refer to the footnotes to the financial statements). Until such time that we are able to establish a consistent flow of revenues from our Doolittle products, sufficient to sustain our operations, Management intends to rely primarily upon debt financing as needed to supplement the cash flows generated by the sale of our products.

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

5.

Respond to competitive developments; and

6.

Establish our brand identity.

While we have printed a limited number of books for sale and distribution, in order to make the most efficient use of the capital available to us, we plan to print further books, beyond the initial 325 already printed, when we have orders from the purchasers in hand. Standard terms will include a down payment with the order, which is typical in this industry. This down payment will be sufficient to cover the hard costs to publish the books as well as the initial operating expenses. Once the books are published the balance owing on the contracts with the sponsors will be due and payable. These amounts will provide for ongoing operating expenses.

We believe that without additional financing, our total current assets of $4,871, plus projected cash flows, will not be sufficient capital to allow us to implement our plan to continue developing our product line and develop relationships with publishers and/or retail outlets. Our current monthly operating expenses average less than $5,000 exclusive of management’s salaries, which are deferred until we begin selling our books.

Our total operating expenses for the period from September 25, 1996, (inception) to March 31, 2010 were $512,969 of which 46% were general and administrative. The following table quantifies the components that comprise our operating expenses for this period:

DESCRIPTION	AMOUNT
Legal and Professional Fees	$276,655
Other General and Administrative	$236,314
Non-Executive Wages and Salaries	$-
Taxes	$-
Total Operating Expenses	$512,969

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

Results of Operations

Three months ended March 31, 2010 compared to the three months ended March 31, 2009.

From September 25, 1996 (inception) to March 31, 2010, we have generated only minimal revenue. We earned $30 in revenues during the three month period ended March 31, 2010, and zero revenues for the three month period ended March 31, 2009. As a development stage company, our revenue is expected to be derived from the sale of our Doolittle products, namely our children books.

Operating expenses for the three months ended March 31, 2010 totaled $17,846, a 5% increase from the comparable period of 2009. This increase resulted primarily from the Company’s concerted efforts to bring its Doolittle books to market, which resulted in slight increases in both legal and professional, and general and administrative expenses incurred during the current period.

The Company incurred a net loss of $20,624 during the three month period ended March 31, 2010, a 7% increase from the comparable period of 2009. This increase resulted primarily from the Company’s concerted efforts to bring its Doolittle books to market, which resulted in slight increases in both legal and professional, and general and administrative expenses incurred during the current period. Basic net loss per share was $(0.01) for the three month period ended March 31, 2010, representing a no change from the comparable period of 2009.

Liquidity and Capital Resources

As of March 31, 2010, the Company had a negative working capital of $207,610 compared to a negative working capital of $186,986 at December 31, 2009. The change in working capital resulted primarily from increases in the Company’s related-party payables and trade accounts payable during the nine months ended March 31, 2010.

During the three months ended March 31, 2010 the Company experienced negative cash flow of $6,405 from operating activities. The Company met its cash requirements during this period through debt financing, realizing a cash inflow from financing activities in the amount of $7,358.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit to the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms, and that information is accumulated and communicated to our management, including our principal executive and principal financial officer (whom we refer to in this periodic report as our Certifying Officer), as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our Certifying Officer, the effectiveness of our disclosure controls and procedures as of March 31, 2010, pursuant to Rule 13a-15(b) under the Securities Exchange Act. Based upon that evaluation, our Certifying Officer concluded that, as of March 31, 2010, our disclosure controls and procedures were effective.

Changes in Internal Controls

An independent board member is now reviewing our financial information as of the third quarter of 2009. This has alleviated the material weakness in out internal controls.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None

ITEM 4. OTHER INFORMATION.

None

ITEM 5. EXHIBITS

(a)

Documents filed as part of this Report.

1.

Financial Statements. The unaudited Balance Sheet of Anoteros, Inc., and subsidiaries as of March 31, 2010 and the audited balance sheet as of December 31, 2009, the unaudited Consolidated Statements of Operations for the three-month periods ended March 31, 2010 and 2009, and from inception of the development stage on September 25, 1996 through March 31, 2010, the Consolidated Statements Stockholders’ Equity (Deficit) from inception of development stage on September 25, 1996 to March 31, 2010, and the unaudited Consolidated Statements of Cash Flows for the three-month periods ended March 31, 2010 and 2009, and from inception of the development stage on September 25, 1996 through March 31, 2010, and together with the notes thereto, are included in this Quarterly Report on Form 10-Q.

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

Dated: April 29, 2010

/s/ George G. Chachas

By: George G. Chachas

Its: President and CEO