Form 10-Q
period 2010-06-30
Anoteros, Inc.
filed 2010-07-16
CIK 1390292

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

___________________________________

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended: June 30, 2010

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

Large accelerated filer	.	Accelerated filer	.
Non-accelerated filer	. (Do not check if a smaller reporting company)	Smaller reporting company	X .

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes      . No  X .

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of July 15, 2010, there were 3,294,056 shares of the issuer's Common Stock, $0.001 par value, issued and outstanding.

ANOTEROS INC. AND SUBSIDIARY

Report on Form 10-Q

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

ANOTEROS, INC.
(A Development Stage Company)
Consolidated Balance Sheets

ASSETS
	June 30,	December 31,
	2010	2009
	(Unaudited)
CURRENT ASSETS

Cash	$1,185	$349
Inventory	2,992	3,605

Total Current Assets	4,177	3,954

OTHER ASSETS

Artwork	31,915	31,915

Total Other Assets	31,915	31,915

TOTAL ASSETS	$36,092	$35,869

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

Accounts payable and accrued expenses	$7	$-
Accounts payable and accrued expenses - related party	25,087	11,959
Note payable - related party	151,426	133,584
Accrued interest payable - related party	51,101	45,397

Total Current Liabilities	227,621	190,940

TOTAL LIABILITIES	227,621	190,940

STOCKHOLDERS' EQUITY (DEFICIT)

Preferred stock: 25,000,000 shares authorized;
$0.001 par value; -0- shares issued and outstanding	-	-
Common stock: 100,000,000 shares authorized;
$0.001 par value; 3,294,056 shares issued
and outstanding	3,294	3,294
Additional paid-in capital	362,029	362,029
Deficit accumulated during the development stage	(556,852)	(520,394)

Total Stockholders' Equity (Deficit)	(191,529)	(155,071)

TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY (DEFICIT)	$36,092	$35,869

The accompanying notes are an integral part of these consolidated financial statements.

ANOTEROS, INC.
(A Development Stage Company)
Consolidated Statements of Operations
(Unaudited)
					From Inception of
					the Development
					Stage on
					September 25,
	For the Three Months Ended		For the Six Months Ended		1996 through
	June 30,		June 30,		June 30,
	2010	2009	2010	2009	2010

REVENUES	$30	$-	$60	$-	$927

COST OF GOODS SOLD	28	-	56	-	56

GROSS PROFIT	2	-	4	-	871

OPERATING EXPENSES

Legal and professional	4,732	2,741	16,653	13,423	281,387
General and administrative	8,180	5,646	14,105	11,956	244,494

Total Operating Expenses	12,912	8,387	30,758	25,379	525,881

LOSS FROM OPERATIONS	(12,910)	(8,387)	(30,754)	(25,379)	(525,010)

OTHER EXPENSES

Interest expense	(2,924)	(2,405)	(5,704)	(4,737)	(53,359)
Loss on disposal of fixed assets	-	-	-	-	(250)
Gain on sale of fixed assets	-	-	-	-	1,767
Gain on sale of intellectual property	-	-	-	-	20,000

Total Other Expenses	(2,924)	(2,405)	(5,704)	(4,737)	(31,842)

NET LOSS	$(15,834)	$(10,792)	$(36,458)	$(30,116)	$(556,852)

BASIC LOSS PER SHARE	$(0.00)	$(0.00)	$(0.01)	$(0.01)

WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING	3,294,056	2,385,243	3,294,056	2,355,912

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

ANOTEROS, INC. AND SUBSIDIARY
(A Development Stage Company)
Consolidated Statements of Stockholders' Equity (Deficit)

				Deficit
				Accumulated
			Additional	During the
	Common Stock		Paid-In	Development
	Shares	Amount	Capital	Stage

Balance, December 31, 2007	2,326,256	$2,326	$264,859	$(383,977)

Net loss for the year ended
December 31, 2008	-	-	-	(58,968)

Balance, December 31, 2008	2,326,256	2,326	264,859	(442,945)

Common shares issued for prepaid services at
$0.30 per share on May 4, 2009	25,000	25	7,475	-

Common shares issued for debt at $0.30 per
share on May 4, 2009	69,172	69	20,682	-

Fractional shares issued pursuant to
reverse stock-split on August 23, 2009	41	-	-	-

Common shares issued for services rendered
at $0.08 per share on September 25, 2009	150,000	150	11,850	-

Common shares issued to officer for cash and
conversion of accrued salary at $0.08 per
share on September 25, 2009	687,500	688	54,312	-

Common shares issued for conversion of
accounts payable at $0.08 per share on
September 25, 2009	36,087	36	2,851	-

Net loss for the year ended
December 31, 2009	-	-	-	(77,449)

Balance, December 31, 2009	3,294,056	3,294	362,029	(520,394)

Net loss for the six months ended
June 30, 2010 (unaudited)	-	-	-	(36,458)

Balance, June 30, 2010 (unaudited)	3,294,056	$3,294	$362,029	$(556,852)

The accompanying notes are an integral part of these consolidated financial statements.

ANOTEROS, INC.
(A Development Stage Company)
Consolidated Statements of Cash Flows
(Unaudited)
			From Inception
			of the
			Development
			Stage on
			September 25,
	For the Six Months Ended		1996 through
	June 30,		June 30,
	2010	2009	2010
CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(36,458)	$(30,116)	$(556,852)
Adjustments to reconcile net loss to
net cash used by operating activities:
Depreciation expense	-	-	257
Loss on disposal of fixed assets	-	-	250
Loss on sale of equipment	-	-	133
Gain on sale of fixed assets	-	-	(1,900)
Common stock issued for services and fees	-	1,071	230,191
Gain on sale of intellectual property	-	-	(20,000)
Changes in operating assets and liabilities:
Decrease (increase) in inventory	613	-	(2,939)
Decrease in prepaids and deposits	-	-	7,500
Increase in accounts payable
and accrued expenses	7	5,250	562
Increase in accounts payable
and accrued expenses - related party	18,832	16,099	160,460

Net Cash Used by Operating Activities	(17,006)	(7,696)	(182,338)

CASH FLOWS FROM INVESTING ACTIVITIES

Increase in artwork	-	(200)	(31,665)
Proceeds from sale of intellectual property	-	-	20,000
Purchase of fixed assets	-	-	(10,541)
Proceeds from sale of fixed assets	-	-	11,500
Sale of equipment	-	-	300

Net Cash Used by Investing Activities	-	(200)	(10,406)

CASH FLOWS FROM FINANCING ACTIVITIES

Payments on notes payable - related parties	-	-	(13,827)
Proceeds from notes payable - related parties	17,842	7,288	170,421
Common stock issued for cash	-	-	37,335

Net Cash Provided by Operating Activities	17,842	7,288	193,929

NET INCREASE (DECREASE) IN CASH	836	(608)	1,185

CASH AT BEGINNING OF PERIOD	349	1,226	-

CASH AT END OF PERIOD	$1,185	$618	$1,185

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

June 30, 2010 and December 31, 2009

NOTE 1 -

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

This summary of significant accounting policies of Anoteros, Inc. and its wholly-owned subsidiary, Doolittle EduTainment Corp., is presented to assist in understanding the Company’s consolidated financial statements. Collectively, these entities are referred to hereafter as “the Company.” The consolidated financial statements and notes are representations of the Company’s management, which is responsible for their collective integrity and objectivity. These accounting policies conform to accounting principles generally accepted in the Unites States of America, as well as standards of the Public Company Accounting Oversight Board (United States) and have been consistently applied in the preparation of the consolidated financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim condensed financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Operating results for the three months ended June 30, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010.

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

c. Basic Loss Per Share

The computations of basic loss per share of common stock are based on the weighted-average number of shares outstanding during the period of the financial statements as follows:

	Loss	Shares	Per Share
	(Numerator)	(Denominator)	Amount
For the period ended
June 30, 2010	$(36,458)	3,294,056	$(0.01)

For the period ended
June 30, 2009	$(30,116)	2,355,912	$(0.01)

ANOTEROS, INC. AND SUBSIDIARY

 (A Development Stage Company)

Notes to the Consolidated Financial Statements

June 30, 2010 and December 31, 2009

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

There are no tax positions included in the balance at June 30, 2010 for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility.

Our policy is to recognize accrued interest related to unrecognized tax benefits in interest expense and penalties in operating expenses.

NOTE 2 -

SHAREHOLDER LOAN

In October 1999, a shareholder advanced $10,000 to the Company. From that date through June 30, 2010, the shareholder has made several additional advances, and the Company has made some partial payments on the advances. As of June 30, 2010, the principal balance of these advances totaled $151,426. The loans accrue interest at 8.0% per annum. Accrued interest at June 30, 2010 was $51,101. The loans are due on demand.

ANOTEROS, INC. AND SUBSIDIARY

 (A Development Stage Company)

Notes to the Consolidated Financial Statements

June 30, 2010 and December 31, 2009

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

NOTE 4 -

SIGNIFICANT EVENTS

On May 4, 2009, the Company issued 25,000 shares of common stock in conjunction with Jennifer Karlovsky’s appointment as a new director of the Company at $0.30 per share, for a total payment of $7,500. This amount was recorded by the Company as a prepayment of Ms. Karlovsky’s services through December 31, 2009. As of December 31, 2009, the Company had amortized all of this amount.

On May 4, 2009, the Company issued 69,172 shares of common stock at $0.30 per share as payment on legal debts to Chachas Law Group, P.C., totaling $20,752. Chachas Law Group is a law firm of which the Company’s president, George Chachas, is the primary partner. Of these shares issued, 51,187 were issued to Mr. Chachas, and the remaining 17,1985 shares were issued to a different, unrelated attorney of Chachas Law Group, P.C.

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

Company Overview and Principal Products and Services

The Company’s wholly-owned subsidiary, Doolittle Edutainment, which holds all intellectual property for the Company, is engaged in the children’s education and entertainment market, continues its plan for publication and distribution of its children books, and further development of additional books and exploitation of its intellectual property rights focused around its main character, “Doolittle.” We are considered a development stage company. We have recognized only minimal revenue, and activities since our inception and have been devoted primarily to raising capital and creating a character-based children’s book and accompanying apparel. Following the completion of its third title book in July 2007, the Company entered into an agreement with BookMasters Inc., to print an initial run of 250 of each of the first three book titles for marketing and presentation purposes to various children's literary agents to seek publication. With this printing of the first three titles the copyright process was completed and these titles entered into the Library of Congress. In September 2009, the Company proceeded with its 2nd printing of 100 each of the Doolittle book series of Books 1, 2 and 3, which books are made available for sale on the Company’s website and through various distribution channels it is working to secure. Also in September 2009, the Company through its wholly-owned subsidiary, Doolittle Edutainment Corp. entered into a Literary Agent Agreement with Geraldine Blecker (“Agent”), under which Agent will represent Doolittle Edutainment, on a non-exclusive basis, in connection with negotiations with potential publishers and book distributors in Europe. The Company through its wholly-owned subsidiary, Doolittle Edutainment Corp., launched its website, www.doolittleEdutainment.com to further market its books and provide an online portal for the purchase of the books. We are a development stage enterprise as defined by ASC Topic 915 (formerly SFAS 7). In our most recent operating period ended June 30, 2010, we recorded only minimal revenues of $30. There were no revenues for the fiscal year ended December 31, 2009. Accordingly, we have issued a comment regarding our ability to continue as a going concern (please refer to the footnotes to the financial statements). Until such time that we are able to establish a consistent flow of revenues from our Doolittle products, sufficient to sustain our operations, Management intends to rely primarily upon debt financing as needed to supplement the cash flows generated by the sale of our products.

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

We believe that without additional financing, our total current assets of $4,177, plus projected cash flows, will not be sufficient capital to allow us to implement our plan to continue developing our product line and develop relationships with publishers and/or retail outlets. Our current monthly operating expenses average less than $5,000 exclusive of management’s salaries, which are deferred until we begin selling our books.

Our total operating expenses for the period from September 25, 1996, (inception) to June 30, 2010 were $525,881 of which 46% were general and administrative. The following table quantifies the components that comprise our operating expenses for this period:

DESCRIPTION	AMOUNT
Legal and Professional Fees	$281,387
Other General and Administrative	$244,494
Non-Executive Wages and Salaries	$-
Taxes	$-
Total Operating Expenses	$525,881

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

Results of Operations

Three months ended June 30, 2010 compared to the three months ended June 30, 2009.

From September 25, 1996 (inception) to June 30, 2010, we have generated only minimal revenue. We earned $30 in revenues during the three month period ended June 30, 2010, and zero revenues for the three month period ended June 30, 2009. As a development stage company, our revenue is expected to be derived from the sale of our Doolittle products, namely our children books.

Operating expenses for the three months ended June 30, 2010 totaled $12,912, a 54% increase from the comparable period of 2009. This increase resulted primarily from the Company’s concerted efforts to bring its Doolittle books to market, which resulted in slight increases in both legal and professional, and general and administrative expenses incurred during the current period.

The Company incurred a net loss of $15,834 during the three month period ended June 30, 2010, a 47% increase from the comparable period of 2009. This increase resulted primarily from the Company’s concerted efforts to bring its Doolittle books to market, which resulted in slight increases in both legal and professional, and general and administrative expenses incurred during the current period. Basic net loss per share was $(0.00) for the three month period ended June 30, 2010, representing a no change from the comparable period of 2009.

Six months ended June 30, 2010 compared to the six months ended June 30, 2009.

From September 25, 1996 (inception) to June 30, 2010, we have generated only minimal revenue. We earned $60 in revenues during the six month period ended June 30, 2010, and zero revenues for the six month period ended June 30, 2009. As a development stage company, our revenue is expected to be derived from the sale of our Doolittle products, namely our children books.

Operating expenses for the six months ended June 30, 2010 totaled $30,758, a 21% increase from the comparable period of 2009. This increase resulted primarily from the Company’s concerted efforts to bring its Doolittle books to market, which resulted in slight increases in both legal and professional, and general and administrative expenses incurred during the current period.

The Company incurred a net loss of $36,458 during the six month period ended June 30, 2010, a 41% increase from the comparable period of 2009. This increase resulted primarily from the Company’s concerted efforts to bring its Doolittle books to market, which resulted in slight increases in both legal and professional, and general and administrative expenses incurred during the current period. Basic net loss per share was $(0.01) for the six month period ended June 30, 2010, representing a no change from the comparable period of 2009.

Liquidity and Capital Resources

As of June 30, 2010, the Company had a negative working capital of $223,444 compared to a negative working capital of $186,986 at December 31, 2009. The change in working capital resulted primarily from increases in the Company’s related-party payables and trade accounts payable during the nine months ended June 30, 2010.

During the six months ended June 30, 2010 the Company experienced negative cash flow of $17,006 from operating activities. The Company met its cash requirements during this period through debt financing, realizing a cash inflow from financing activities in the amount of $17,842.

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

Our management evaluated, with the participation of our Certifying Officer, the effectiveness of our disclosure controls and procedures as of June 30, 2010, pursuant to Rule 13a-15(b) under the Securities Exchange Act. Based upon that evaluation, our Certifying Officer concluded that, as of June 30, 2010, our disclosure controls and procedures were effective.

Changes in Internal Controls

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS.

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None

ITEM 4. OTHER INFORMATION.

None

ITEM 5. EXHIBITS

(a)

Documents filed as part of this Report.

1.

Financial Statements. The unaudited Balance Sheet of Anoteros, Inc., and subsidiaries as of June 30, 2010 and the audited balance sheet as of December 31, 2009, the unaudited Consolidated Statements of Operations for the three and six-month periods ended June 30, 2010 and 2009, and from inception of the development stage on September 25, 1996 through June 30, 2010, the Consolidated Statements Stockholders’ Equity (Deficit) from inception of development stage on September 25, 1996 to June 30, 2010, and the unaudited Consolidated Statements of Cash Flows for the six-month periods ended June 30, 2010 and 2009, and from inception of the development stage on September 25, 1996 through June 30, 2010, and together with the notes thereto, are included in this Quarterly Report on Form 10-Q.

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

Dated: July 15, 2010

/s/ George G. Chachas

By: George G. Chachas

Its: President and CEO