Form 10-Q
period 2010-09-30
Anoteros, Inc.
filed 2010-10-12
CIK 1390292

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

___________________________________

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended: September 30, 2010

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of October 8, 2010, there were 3,294,056 shares of the issuer's Common Stock, $0.001 par value, issued and outstanding.

ANOTEROS INC. AND SUBSIDIARY

Report on Form 10-Q

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

ANOTEROS, INC. AND SUBSIDIARY

(A Development Stage Company)

Consolidated Balance Sheets

ASSETS
	September 30.	December 31,
	2010	2009
	(Unaudited)
CURRENT ASSETS

Cash	$669	$349
Inventory	2,992	3,605

Total Current Assets	3,661	3,954

OTHER ASSETS

Artwork	31,915	31,915

Total Other Assets	31,915	31,915

TOTAL ASSETS	$35,576	$35,869

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

Accounts payable and accrued expenses	$7	$-
Accounts payable and accrued expenses - related party	30,654	11,959
Note payable - related party	154,276	133,584
Accrued interest payable - related party	54,158	45,397

Total Current Liabilities	239,095	190,940

TOTAL LIABILITIES	239,095	190,940

STOCKHOLDERS' EQUITY (DEFICIT)

Preferred stock: 25,000,000 shares authorized;
$0.001 par value; -0- shares issued and outstanding	-	-
Common stock: 100,000,000 shares authorized;
$0.001 par value; 3,294,056 shares issued
and outstanding	3,294	3,294
Additional paid-in capital	362,029	362,029
Deficit accumulated during the development stage	(568,842)	(520,394)

Total Stockholders' Equity (Deficit)	(203,519)	(155,071)

TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY (DEFICIT)	$35,576	$35,869

The accompanying notes are an integral part of these consolidated financial statements.

ANOTEROS, INC. AND SUBSIDIARY

(A Development Stage Company)

Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,		From Inception Of the Development Stage on September 25, 1996 through September 30, 2010
	2010	2009	2010	2009

REVENUES	$-	$-	$60	$-	$927

COST OF GOODS SOLD	-	-	56	-	56

GROSS PROFIT	-	-	4	-	871

OPERATING EXPENSES

Legal and professional	3,417	11,101	20,069	24,524	284,804
General and administrative	5,516	16,767	19,622	28,723	250,010

Total Operating Expenses	8,933	27,868	39,691	53,247	534,814

LOSS FROM OPERATIONS	(8,933)	(27,868)	(39,687)	(53,247)	(533,943)

OTHER EXPENSES

Interest expense	(3,057)	(2,470)	(8,761)	(7,207)	(56,416)
Loss on disposal of fixed assets	-	-	-	-	(250)
Loss on sale of fixed assets	-	-	-	-	1,767
Gain on sale of intellectual property	-	-	-	-	20,000

Total Other Expenses	(3,057)	(2,470)	(8,761)	(7,207)	(34,899)

NET LOSS	$(11,990)	$(30,338)	$(48,448)	$(60,454)	$(568,842)

BASIC LOSS PER SHARE	$(0.00)	$(0.01)	$(0.01)	$(0.03)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	3,294,056	2,467,922	3,294,056	2,393,659

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

ANOTEROS, INC. AND SUBSIDIARY

(A Development Stage Company)

Consolidated Statements of Stockholders' Equity (Deficit) (Continued)

				Deficit
				Accumulated
			Additional	During the
	Common Stock		Paid-In	Development
	Shares	Amount	Capital	Stage

Balance, December 31, 2007	2,326,256	$2,326	$264,859	$(383,977)

Net loss for the year ended
December 31, 2008	-	-	-	(58,968)

Balance, December 31, 2008	2,326,256	2,326	264,859	(442,945)

Common shares issued for prepaid services at
$0.30 per share on May 4, 2009	25,000	25	7,475	-

Common shares issued for debt at $0.30 per
share on May 4, 2009	69,172	69	20,682	-

Fractional shares issued pursuant to
reverse stock-split on August 23, 2009	41	-	-	-

Common shares issued for services rendered
at $0.08 per share on September 25, 2009	150,000	150	11,850	-

Common shares issued to officer for cash and
conversion of accrued salary at $0.08 per
share on September 25, 2009	687,500	688	54,312	-

Common shares issued for conversion of
accounts payable at $0.08 per share on
September 25, 2009	36,087	36	2,851	-

Net loss for the year ended
December 31, 2009	-	-	-	(77,449)

Balance, December 31, 2009	3,294,056	3,294	362,029	(520,394)

Net loss for the nine months ended
September 30, 2010 (unaudited)	-	-	-	(48,448)

Balance, September 30, 2010 (unaudited)	3,294,056	$3,294	$362,029	$(568,842)

The accompanying notes are an integral part of these consolidated financial statements.

ANOTEROS, INC. AND SUBSIDIARY

(A Development Stage Company)

Consolidated Statements of Cash Flows

(Unaudited)

			From Inception
			of the
			Development
			Stage on
			September 25,
	For the Nine Months Ended		1996 through
	September 30,		September 30,
	2010	2009	2010
CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(48,448)	$(60,454)	$(568,842)
Adjustments to reconcile net loss to
net cash used by operating activities:
Depreciation expense	-	-	257
Loss on disposal of fixed assets	-	-	250
Loss on sale of equipment	-	-	133
Gain on sale of fixed assets	-	-	(1,900)
Common stock issued for services and fees	-	12,000	230,191
Gain on sale of intellectual property	-	-	(20,000)
Changes in operating assets and liabilities:
(Increase) decrease in inventory	613	-	(2,939)
Decrease in prepaids and deposits	-	2,785	7,500
Increase in accounts payable and
accrued expenses	7	4,837	562
Increase in accounts payable
and accrued expenses - related party	27,456	23,569	169,084

Net Cash Used by Operating Activities	(20,372)	(17,263)	(185,704)

CASH FLOWS FROM INVESTING ACTIVITIES

Increase in artwork	-	(200)	(31,665)
Proceeds from sale of intellectual property	-	-	20,000
Purchase of fixed assets	-	-	(10,541)
Proceeds from sale of fixed assets	-	-	11,500
Sale of equipment	-	-	300

Net Cash Used by Investing Activities	-	(200)	(10,406)

CASH FLOWS FROM FINANCING ACTIVITIES

Payments on notes payable - related parties	-	-	(13,827)
Proceeds from notes payable - related parties	20,692	12,288	173,271
Common stock issued for cash	-	5,000	37,335

Net Cash Provided by Operating Activities	20,692	17,288	196,779

NET INCREASE (DECREASE) IN CASH	320	(175)	669

CASH AT BEGINNING OF PERIOD	349	1,226	-

CASH AT END OF PERIOD	$669	$1,051	$669

The accompanying notes are an integral part of these consolidated financial statements.

ANOTEROS, INC. AND SUBSIDIARY

(A Development Stage Company)

Consolidated Statements of Cash Flows (Continued)

(Unaudited)

	For the Nine Months Ended September 30,		From Inception of the Development Stage on September 25, 1996 through September 30,
	2010	2009	2010
CASH PAID FOR

Interest	$-	$-	$-
Taxes	$-	$-	$-

SCHEDULE OF NON-CASH FINANCING AND
INVESTING ACTIVITIES

Common stock issued as payment
on debt	$-	$-	$85,049
Common stock issued for artwork	$-	$-	$250

The accompanying notes are an integral part of these consolidated financial statements.

ANOTEROS, INC. AND SUBSIDIARY

 (A Development Stage Company)

Notes to the Consolidated Financial Statements

September 30, 2010 and December 31, 2009

NOTE 1 -

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

This summary of significant accounting policies of Anoteros, Inc. and its wholly-owned subsidiary, Doolittle EduTainment Corp., is presented to assist in understanding the Company’s consolidated financial statements. Collectively, these entities are referred to hereafter as “the Company.” The consolidated financial statements and notes are representations of the Company’s management, which is responsible for their collective integrity and objectivity. These accounting policies conform to accounting principles generally accepted in the Unites States of America, as well as standards of the Public Company Accounting Oversight Board (United States) and have been consistently applied in the preparation of the consolidated financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim condensed financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Operating results for the nine months ended September 30, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010.

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

c. Basic Loss Per Share

The computations of basic loss per share of common stock are based on the weighted-average number of shares outstanding during the period of the financial statements as follows:

	Loss	Shares	Per Share
	(Numerator)	(Denominator)	Amount
For the period ended
September 30, 2010	$(48,448)	3,294,056	$(0.01)

For the period ended
September 30, 2009	$(60,454)	2,393,659	$(0.03)

ANOTEROS, INC. AND SUBSIDIARY

 (A Development Stage Company)

Notes to the Consolidated Financial Statements (Continued)

September 30, 2010 and December 31, 2009

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

There are no tax positions included in the balance at September 30, 2010 for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility.

Our policy is to recognize accrued interest related to unrecognized tax benefits in interest expense and penalties in operating expenses.

NOTE 2 -

SHAREHOLDER LOAN

In October 1999, a shareholder advanced $10,000 to the Company. From that date through September 30, 2010, the shareholder has made several additional advances, and the Company has made some partial payments on the advances. As of September 30, 2010, the principal balance of these advances totaled $154,276. The loans accrue interest at 8.0% per annum. Accrued interest at September 30, 2010 was $54,158. The loans are due on demand.

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

September 30, 2010 and December 31, 2009

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

NOTE 5 -

SUBSEQUENT EVENTS

Management performed an evaluation of Company activity through the date the financial statements were issued, and has concluded that there are no significant subsequent events requiring disclosure.

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

Company Overview and Principal Products and Services

The Company’s wholly-owned subsidiary, Doolittle Edutainment, which holds all intellectual property for the Company, is engaged in the children’s education and entertainment market, continues its plan for publication and distribution of its children books, and further development of additional books and exploitation of its intellectual property rights focused around its main character, “Doolittle.” We are considered a development stage company. We have recognized only minimal revenue, and activities since our inception and have been devoted primarily to raising capital and creating a character-based children’s book and accompanying apparel. Following the completion of its third title book in July 2007, the Company entered into an agreement with BookMasters Inc., to print an initial run of 250 of each of the first three book titles for marketing and presentation purposes to various children's literary agents to seek publication. With this printing of the first three titles the copyright process was completed and these titles entered into the Library of Congress. In September 2009, the Company proceeded with its 2nd printing of 100 each of the Doolittle book series of Books 1, 2 and 3, which books are made available for sale on the Company’s website and through various distribution channels it is working to secure. Also in September 2009, the Company through its wholly-owned subsidiary, Doolittle Edutainment Corp. entered into a Literary Agent Agreement with Geraldine Blecker (“Agent”), under which Agent will represent Doolittle Edutainment, on a non-exclusive basis, in connection with negotiations with potential publishers and book distributors in Europe. The Company through its wholly-owned subsidiary, Doolittle Edutainment Corp., launched its website, www.doolittleEdutainment.com to further market its books and provide an online portal for the purchase of the books. We are a development stage enterprise as defined by ASC Topic 915 (formerly SFAS 7). In our most recent operating period ended September 30, 2010, we recorded no revenues. There were no revenues for the fiscal year ended December 31, 2009. Accordingly, we have issued a comment regarding our ability to continue as a going concern (please refer to the footnotes to the financial statements). Until such time that we are able to establish a consistent flow of revenues from our Doolittle products, sufficient to sustain our operations, Management intends to rely primarily upon debt financing as needed to supplement the cash flows generated by the sale of our products.

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

We believe that without additional financing, our total current assets of $3,661, plus projected cash flows, will not be sufficient capital to allow us to implement our plan to continue developing our product line and develop relationships with publishers and/or retail outlets. Our current monthly operating expenses average less than $5,000 exclusive of management’s salaries, which are deferred until we begin selling our books.

Our total operating expenses for the period from September 25, 1996, (inception) to September 30, 2010 were $534,814 of which 47% were general and administrative. The following table quantifies the components that comprise our operating expenses for this period:

DESCRIPTION	AMOUNT
Legal and Professional Fees	$284,804
Other General and Administrative	$250,010
Non-Executive Wages and Salaries	$-
Taxes	$-
Total Operating Expenses	$534,814

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

Results of Operations

Three months ended September 30, 2010 compared to the three months ended September 30, 2009.

From September 25, 1996 (inception) to September 30, 2010, we have generated only minimal revenue. We earned no revenues during the three month period ended September 30, 2010, and zero revenues for the three month period ended September 30, 2009. As a development stage company, our revenue is expected to be derived from the sale of our Doolittle products, namely our children books.

Operating expenses for the three months ended September 30, 2010 totaled $8,933, a 68% decrease from the comparable period of 2009. This increase resulted primarily from the Company’s concerted efforts to bring its Doolittle books to market, which resulted in slight increases in both legal and professional, and general and administrative expenses incurred during the current period.

The Company incurred a net loss of $11,990 during the three month period ended September 30, 2010, a 60% decrease from the comparable period of 2009. This increase resulted primarily from the Company’s concerted efforts to bring its Doolittle books to market, which resulted in slight increases in both legal and professional, and general and administrative expenses incurred during the current period. Basic net loss per share was $(0.00) for the three month period ended September 30, 2010, compared to a basic net loss per share of $(0.01) from the comparable period of 2009.

Nine months ended September 30, 2010 compared to the Nine months ended September 30, 2009.

From September 25, 1996 (inception) to September 30, 2010, we have generated only minimal revenue. We earned $60 in revenues during the nine month period ended September 30, 2010, and zero revenues for the nine month period ended September 30, 2009. As a development stage company, our revenue is expected to be derived from the sale of our Doolittle products, namely our children books.

Operating expenses for the nine months ended September 30, 2010 totaled $39,691, a 25% decrease from the comparable period of 2009. This decrease resulted primarily from a decrease in both legal and professional, and general and administrative expenses incurred during the current period.

The Company incurred a net loss of $48,448 during the nine month period ended September 30, 2010, a 20% decrease from the comparable period of 2009. This decrease resulted primarily from a decrease in both legal and professional, and general and administrative expenses incurred during the current period. Basic net loss per share was $(0.01) for the nine month period ended September 30, 2010, compared to a basic net loss per share of $(0.03) for the comparable period of 2009.

Liquidity and Capital Resources

As of September 30, 2010, the Company had a negative working capital of $235,434 compared to a negative working capital of $186,986 at December 31, 2009. The change in working capital resulted primarily from increases in the Company’s related-party payables and trade accounts payable during the nine months ended September 30, 2010.

During the nine months ended September 30, 2010 the Company experienced negative cash flow of $20,372 from operating activities. The Company met its cash requirements during this period primarily through debt financing, realizing a cash inflow from financing activities in the amount of $20,692.

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

Our management evaluated, with the participation of our Certifying Officer, the effectiveness of our disclosure controls and procedures as of September 30, 2010, pursuant to Rule 13a-15(b) under the Securities Exchange Act. Based upon that evaluation, our Certifying Officer concluded that, as of September 30, 2010, our disclosure controls and procedures were effective.

Changes in Internal Controls

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS.

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None

ITEM 4. OTHER INFORMATION.

None

ITEM 5. EXHIBITS

(a)

Documents filed as part of this Report.

1.

Financial Statements. The unaudited Balance Sheet of Anoteros, Inc., and subsidiaries as of September 30, 2010 and the audited balance sheet as of December 31, 2009, the unaudited Consolidated Statements of Operations for the three and nine-month periods ended September 30, 2010 and 2009, and from inception of the development stage on September 25, 1996 through September 30, 2010, the Consolidated Statements Stockholders’ Equity (Deficit) from inception of development stage on September 25, 1996 to September 30, 2010, and the unaudited Consolidated Statements of Cash Flows for the nine-month periods ended September 30, 2010 and 2009, and from inception of the development stage on September 25, 1996 through September 30, 2010, and together with the notes thereto, are included in this Quarterly Report on Form 10-Q.

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

Dated: October 8, 2010

/s/ George G. Chachas

By: George G. Chachas

Its: President and CEO