Form 10-K
period 2010-12-31
Anoteros, Inc.
filed 2011-02-02
CIK 1390292

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

___________

FORM 10-K

___________

 X .     ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

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

The aggregate market value of the voting and non-voting common equity on June 30, 2010 held by non-affiliates of the registrant based on the average bid and asked price of such stock on such date was approximately $176,726.  Shares of common stock held by each officer and director and by each person who owns 10% or more of the outstanding common stock of the registrant have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.  Without acknowledging that any individual director of registrant is an affiliate, all directors have been included as affiliates with respect to shares owned by them.

As of January 31, 2011, there were 3,294,056 shares of the registrant’s Common Stock outstanding.

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

The Company was incorporated on September 25, 1996 under the laws of the State of Nevada, as Out of Bounds Sports Co. and initially entered the sports wear market, manufacturing and marketing tee shirts, golf shorts and hats with the “OB Golf” and “OB Sports” logo.   The Company turned its focus to the children’s education and entertainment arena utilizing the gorilla charter “Doolittle” depicted in various sporting activities and worked on various story lines and character treatments.  We completed the final story line and draft of Book 1 – The Story of Doolittle, an Exceptional Young Gorilla in May 2000. The story line and preliminary draft of Book 2 – The Adventures of Dynamic Doolittle – Episode 1 “The Problem with Paulie Python” was completed in October 2000 and, the story line and preliminary draft of Book 3 - Doolittle’s Very, Very Bad Day was completed in May 2001

On February 19, 2002 the Company formed Doolittle Edutainment Corp., a Nevada corporation (“Doolittle Edutainment”) as a wholly-owned subsidiary, for the purpose of holding the intellectual property and other assets relating to the Doolittle books and product line.

On September 22, 2004, the Company changed our name from Out of Bounds Sports Co. to Anoteros, Inc

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

Distribution Methods of the Products or Services.

Publishing

During 2007 we self published through Book Masters, Inc., the first printing of the initial three book titles.  In 2009, after minor revisions and correction of typographical errors, we self published through Book Masters, the second printing of Books 1, 2 and 3.  We continue to explore the possibility of traditional publishing for our books which is often difficult and time consuming to find a publisher willing to take on a new book line.   In furtherance of this goal, on September 25, 2009, the Company through its wholly-owned subsidiary, Doolittle Edutainment Corp. entered into a Literary Agent Agreement with Geraldine Blecker to represent Doolittle Edutainment, on a non-exclusive basis, in connection with negotiations with potential publishers and book distributors in Europe. We continue to seek a publisher within the United States. If we are unsuccessful in finding a traditional publishing company to publish and distribute our books, we will continue to self-publish and self distribute our books while seeking a distribution agreement with one or more book distribution sources.  While having a publisher to promote and market the Company’s books would be the preferred method to achieve quicker market penetration, we believe that self publication and distribution through the various available distribution sources would be a viable alternative to traditional publishing and would allow us to retain total control of the product from inception through distribution.

Distributors

In May 2010 we engaged AtlasBooks and BookMasters as a distributor of our initial three children’s books.  AtlasBooks Distribution Service, a division of BookMasters, Inc., provides distribution to the book trade for publishers.  AtlasBooks markets and sells books to wholesalers, chains, independents, online retailers, and other retail markets on a global basis.  AtlasBooks represented and featured the Doolittle series at the 2010 BookExpo America (www.bookexpoamerica.com) held in New York on May 25 through May 27 which is the largest publishing event in North America. AtlasBooks continues to represent the Doolittle series on its website, at book shows and its catalog of represented companies.  For more information on AtlasBooks visit www.atlasbooks.com.

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

We view our website as an important tool for building and marketing our brand name. While we have made minimal sales through our website, we intend to revamp our website and implement and engage search engine optimization tools to reach and attract a wider market.

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

Research and Development Costs.

We did not make any expenditure on research and development activities during the last two fiscal years, 2010 and 2009.

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

ITEM 4. [REMOVED AND RESERVED]

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

	Company Common Stock Bid Prices
	High	Low
2010
Quarter ended December 31	$0.20	$0.10
Quarter ended September 30	0.20	0.10
Quarter ended June 30	0.25	0.05
Quarter ended March 31	0.49	0.05

2009
Quarter ended December 31	$0.175	$0.11
Quarter ended September 30	0.49	0.06
Quarter ended June 30	0.15	0.05
Quarter ended March 31	0.15	0.05

On January 31, 2010, the last bid and ask of our common stock as reported on the OTC Bulletin Board was $0.05 and $0.25, respectively.

Holders of Our Common Stock

As of January 31, 2010, we had 41 stockholders of record based on information provided by our transfer agent.

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

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth information as of December 31, 2010 and 2009, with respect to our equity compensation plans previously approved by stockholders and equity compensation plans not previously approved by stockholders.

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

Issuer Purchases of Equity Securities

There were no stock repurchases during the fourth quarter of 2010.

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

A.

Management’s Plan of Operation

The following discussion of our financial condition, changes in financial condition and results of operations for the year ended December 31, 2010 should be read in conjunction with our audited consolidated financial statements and related notes for the year ended December 31, 2010.

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

We recently have begun to focus on developing the market for this book. As a result, we are a development stage enterprise as defined by SFAS 7.  In our most recent operating period ended December 31, 2010, we recorded minimal revenue of $60.  For the fiscal year ended December 31, 2009, there were no revenues.  Accordingly, we have issued a comment regarding our ability to continue as a going concern (please refer to the footnotes to the financial statements).  Until such time that we are able to establish a consistent flow of revenues from our Doolittle products, sufficient to sustain our operations, Management intends to rely primarily upon debt financing as needed to supplement the cash flows generated by the sale of our products.

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

2.

We anticipate spending approximately $10,000 over the next twelve months on the completion of Book 4 and writing an editing associated with Book 5.

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

Our total operating expenses for the period from September 25, 1996, (inception) to December 31, 2010 were $544,513, of which approximately 47.15% were general and administrative. Our current monthly operating expenses average less than $5,000 exclusive of management’s salaries, which are deferred until we begin selling our books. The following table quantifies the components that comprise our operating expenses for this period:

DESCRIPTION	AMOUNT
Legal and Professional Fees	$287,775
Other General and Administrative	216,738
Wages and Salaries	40,000
Taxes	0
Total Operating Expenses	$544,513

As we grow our business and obtain a publishing deal and/or purchase orders for our books and other products, our revenues should grow on a consistent basis. By focusing our efforts on limiting general and administrative expenses as we increase revenue, we expect to increase our net income on a consistent basis as well.

RESULTS OF OPERATIONS

For the year ended December 31, 2010 compared to the year ended December 31, 2009.

As of September 25, 1996, (inception) to December 31, 2010, we have generated only minimal revenue.  We earned minimal revenue during the twelve month period ended December 31, 2010 and no revenues for the twelve months ended December 31, 2009.  As a development stage company, our revenue is expected to be derived from the sale of our Doolittle products.

Operating expenses for the twelve months ended December 31, 2010 totaled $49,390, resulting in a decrease of approximately 26.99% percent from the comparable period of 2009.  This decrease resulted primarily from a 24.18% decrease general and administrative expenses, and a 29.95% decrease in legal and professional fees during the current period.

We incurred a net loss of $61,266 during the twelve month period ended December 31, 2010, resulting in a decreased loss of approximately 20.90% from the comparable period of 2009.  Basic net loss per share was $0.02 for the twelve month period ended December 31, 2010, representing a 33.33% decrease from the comparable period of 2009.

Liquidity and Capital Resources

As of December 31, 2010, we had a negative working capital of $248,252 compared to a negative working capital of $186,986 at December 31, 2009. The change in working capital resulted primarily from our operating losses, partially offset by cash received from a related-party note payable.

During the twelve months ended December 31, 2010 we experienced negative cash flow of $24,139 from operating activities. We met our cash requirements during this period through debt financing, realizing a cash inflow from shareholder loans in the amount of $24,076.

ITEM 7A – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 8.

FINANCIAL STATEMENTS.

ANOTEROS, INC. AND SUBSIDIARY

CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2010

C O N T E N T S

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders

Anoteros, Inc. & subsidiary

(A Development Stage Company)

San Diego, California

We have audited the accompanying consolidated balance sheets of Anoteros, Inc. and subsidiary as of December 31, 2010 and 2009, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for the years then ended.  These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Anoteros, Inc. and subsidiary as of December 31, 2010 and 2009, and the results of their operations and their cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 3 to the consolidated financial statements, the Company does not have significant operations to date, nor does it have an established source of revenues which raises substantial doubt about its ability to continue as a going concern.  Management’s plans in regard to these matters are also described in Note 3.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ HJ Associates & Consultants, LLP

HJ Associates & Consultants, LLP

Salt Lake City, Utah

February 1, 2011

ANOTEROS, INC. AND SUBSIDIARY
(A Development Stage Company)
Consolidated Balance Sheets

ASSETS
	December 31,	December 31,
	2010	2009

CURRENT ASSETS

Cash	$286	$349
Inventory	2,085	3,605

Total Current Assets	2,371	3,954

OTHER ASSETS

Artwork	31,915	31,915

Total Other Assets	31,915	31,915

TOTAL ASSETS	$34,286	$35,869

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

Accounts payable and accrued expenses - related party	$35,687	$11,959
Note payable - related party	157,660	133,584
Accrued interest payable - related party	57,276	45,397

Total Current Liabilities	250,623	190,940

TOTAL LIABILITIES	250,623	190,940

STOCKHOLDERS' EQUITY (DEFICIT)

Preferred stock: 25,000,000 shares authorized;
$0.001 par value; -0- shares issued and outstanding	-	-
Common stock: 100,000,000 shares authorized;
$0.001 par value; 3,294,056 shares issued
and outstanding	3,294	3,294
Additional paid-in capital	362,029	362,029
Deficit accumulated during the development stage	(581,660)	(520,394)

Total Stockholders' Equity (Deficit)	(216,337)	(155,071)

TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY (DEFICIT)	$34,286	$35,869

The accompanying notes are an integral part of these consolidated financial statements.

ANOTEROS, INC. AND SUBSIDIARY
(A Development Stage Company)
Consolidated Statements of Operations

			From Inception of
			the Development
			Stage on
			September 25,
	For the Year Ended		1996 through
	December 31,		December 31,
	2010	2009	2010

REVENUES	$60	$-	$927

COST OF GOODS SOLD	963	-	56

GROSS PROFIT (LOSS)	(903)	-	871

OPERATING EXPENSES

Legal and professional	23,041	32,890	287,775
General and administrative	25,442	34,756	255,831

Total Operating Expenses	48,483	67,646	543,606

LOSS FROM OPERATIONS	(49,386)	(67,646)	(542,735)

OTHER EXPENSES

Interest expense	(11,880)	(9,803)	(59,535)
Loss on disposal of fixed assets	-	-	(250)
Loss on sale of fixed assets	-	-	1,767
Gain on sale of intellectual property	-	-	20,000

Total Other Expenses	(11,880)	(9,803)	(38,018)

LOSS BEFORE INCOME TAXES	(61,266)	(77,449)	(580,753)
PROVISION FOR INCOME TAXES	-	-	-

NET LOSS	$(61,266)	$(77,449)	$(580,753)

BASIC AND DILUTED LOSS PER SHARE	$(0.02)	$(0.03)

WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING	3,294,056	2,620,209

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

ANOTEROS, INC. AND SUBSIDIARY
(A Development Stage Company)
Consolidated Statements of Stockholders' Equity (Deficit) (Continued)
				Deficit
				Accumulated
			Additional	During the
	Common Stock		Paid-In	Development
	Shares	Amount	Capital	Stage
Balance, December 31, 1998	1,154,667	$1,155	$12,630	$(11,864)

Common stock issued for cash on February 16, 1999 for $0.05 per share	1,667	2	248	-

Common stock issued for cash on March 30, 1999 for $0.05 per share	5,333	5	795	-

Common stock issued for cash on May 4, 1999 for $0.05 per share	13,333	13	1,987	-

Common stock issued for cash on May 18, 1999 at $0.05 per share	6,667	7	993	-

Common stock issued on May 18, 1999 for services rendered at $0.05 per share	66,667	67	9,933	-

Common stock issued for cash on August 12, 1999 at $0.05 per share	6,667	7	993	-

Common stock issued for cash on September 16, 1999 at $0.05 per share	6,667	7	993	-

Common stock issued on September 16, 1999 for services rendered at $0.05 per share	40,000	40	5,960	-

Common stock issued for cash on September 21, 1999 at $0.05 per share	13,333	13	1,987	-

Common stock issued for cash on October 11, 1999 at $0.05 per share	23,333	23	3,477	-

Common stock issued on October 11, 1999for services rendered at $0.05 per share	156,666	157	23,343	-

Net loss for the year ended December 31, 1999	-	-	-	(58,531)

Balance, December 31, 1999	1,495,000	1,496	63,339	(70,395)

Common stock issued on February 18, 2000for services rendered at $0.05 per share	3,333	3	497	-

Common stock issued on March 10, 2000for services rendered at $0.05 per share	36,667	36	5,464	-

Net loss for the year ended December 31, 2000	-	-	-	(22,150)

Balance, December 31, 2000	1,535,000	$1,535	$69,300	$(92,545)

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

ANOTEROS, INC. AND SUBSIDIARY
(A Development Stage Company)
Consolidated Statements of Stockholders' Equity (Deficit) (Continued)

				Deficit
				Accumulated
			Additional	During the
	Common Stock		Paid-In	Development
	Shares	Amount	Capital	Stage

Balance, December 31, 2007	2,326,256	$2,326	$264,859	$(383,977)

Net loss for the year ended
December 31, 2008	-	-	-	(58,968)

Balance, December 31, 2008	2,326,256	2,326	264,859	(442,945)

Common shares issued for prepaid services at
$0.30 per share on May 4, 2009	25,000	25	7,475	-

Common shares issued for debt at $0.30 per
share on May 4, 2009	69,172	69	20,682	-

Fractional shares issued pursuant to
reverse stock-split on August 23, 2009	41	-	-	-

Common shares issued for services rendered
at $0.08 per share on September 25, 2009	150,000	150	11,850	-

Common shares issued to officer for cash and
conversion of accrued salary at $0.08 per
share on September 25, 2009	687,500	688	54,312	-

Common shares issued for conversion of
accounts payable at $0.08 per share on
September 25, 2009	36,087	36	2,851	-

Net loss for the year ended
December 31, 2009	-	-	-	(77,449)

Balance, December 31, 2009	3,294,056	3,294	362,029	(520,394)

Net loss for the year ended
December 31, 2010	-	-	-	(61,266)

Balance, December 31, 2010	3,294,056	$3,294	$362,029	$(581,660)

The accompanying notes are an integral part of these consolidated financial statements.

ANOTEROS, INC. AND SUBSIDIARY
(A Development Stage Company)
Consolidated Statements of Cash Flows
			From Inception
			of the
			Development
			Stage on
			September 25,
	For the Year Ended		1996 through
	December 31,		December 31,
	2010	2009	2010
CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(61,266)	$(77,449)	$(580,753)
Adjustments to reconcile net loss to
net cash used by operating activities:
Depreciation expense	-	-	257
Loss on disposal of fixed assets	-	-	250
Loss on sale of equipment	-	-	133
Gain on sale of fixed assets	-	-	(1,900)
Common stock issued for services and fees	-	12,000	230,191
Gain on sale of intellectual property	-	-	(20,000)
Changes in operating assets and liabilities:
(Increase) decrease in inventory	1,520	(3,605)	(2,032)
Decrease in prepaids and deposits	-	7,500	7,500
Increase in accounts payable and
accrued expenses	-	2,887	555
and accrued expenses - related party	35,607	33,124	177,235

Net Cash Used by Operating Activities	(24,139)	(25,543)	(188,564)

CASH FLOWS FROM INVESTING ACTIVITIES

Increase in artwork	-	(200)	(31,665)
Proceeds from sale of intellectual property	-	-	20,000
Purchase of fixed assets	-	-	(10,541)
Proceeds from sale of fixed assets	-	-	11,500
Sale of equipment	-	-	300

Net Cash Used by Investing Activities	-	(200)	(10,406)

CASH FLOWS FROM FINANCING ACTIVITIES

Payments on notes payable - related parties	-	-	(13,827)
Proceeds from notes payable - related parties	24,076	19,866	176,655
Common stock issued for cash	-	5,000	37,335

Net Cash Provided by Operating Activities	24,076	24,866	200,163

NET INCREASE (DECREASE) IN CASH	(63)	(877)	1,193

CASH AT BEGINNING OF PERIOD	349	1,226	-

CASH AT END OF PERIOD	$286	$349	$1,193

The accompanying notes are an integral part of these consolidated financial statements.

ANOTEROS, INC. AND SUBSIDIARY
(A Development Stage Company)
Consolidated Statements of Cash Flows (Continued)

			From Inception
			of the
			Development
			Stage on
			September 25,
	For the Year Ended		1996 through
	December 31,		December 31,
	2010	2009	2010
CASH PAID FOR

Interest	$-	$-	$-
Taxes	$-	$-	$-

SCHEDULE OF NON-CASH FINANCING AND
INVESTING ACTIVITIES

Common stock issued as payment
on debt	$-	$-	$85,049
Common stock issued for artwork	$-	$-	$250

ANOTEROS, INC. AND SUBSIDIARY

(A Development Stage Company)

Notes to the Consolidated Financial Statements

December 31, 2010 and 2009

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

The Company will  seek to further develop and market its artwork in additional children’s book titles, as well as other related accessories such as puzzles, coloring books, T-shirts, sweatshirts, super balls, etc., through the Doolittle entity.  Additional external financing may be required to proceed with this and any supplemental business plans which may be developed by the Company.

b. Revenue Recognition Policy

Revenues from the sale of books are recognized upon delivery and acceptance by the customer, and when collectability is reasonably assured.

c. Basic Loss per Share

The computations of basic loss per share of common stock are based on the weighted-average number of shares outstanding during the period of the financial statements.

The computations of diluted earnings per common share are based on the weighted-average number of shares outstanding during the financial statement periods, plus the dilutive common stock equivalents that would rise from the exercise of stock options, warrants and restricted stock units outstanding during the year, using the treasury stock method and the average market price per share during the year.   Options to purchase 33,333 shares of common stock at $0.75 per share were outstanding at December 31, 2010 and December 31 2009, respectively.

ANOTEROS, INC. AND SUBSIDIARY

 (A Development Stage Company)

Notes to the Consolidated Financial Statements (Continued)

December 31, 2010 and 2009

NOTE 1 -

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

c. Basic Loss per Share (Continued)

As the Company experienced a net loss for the years ended December 31, 2010 and 2009, no common stock equivalents have been included in the diluted earnings per common share calculation as the effect of such common stock equivalents would be anti-dilutive.

	Loss	Shares	Per Share
	(Numerator)	(Denominator)	Amount
For the year ended
December 31, 2010	$(61,266)	3,294,056	$(0.02)

For the year ended
December 31, 2009	$(77,449)	2,620,209	$(0.03)

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

Net deferred tax liabilities consist of the following components as of December 31, 2010 and 2009:

	2010	2009
Deferred tax assets:
NOL carryover	$66,148	$56,492
Accrued expenses-related party	36,253	22,369

Deferred tax liabilities:	-

Valuation allowance	(102,401)	(78,861)
Net deferred tax asset	$-	$-

The income tax provision differs from the amount of income tax determined by applying the U.S. federal income tax rate to pretax income from continuing operations for the years ended December 31, 2010 and 2009 due to the following:

	2010	2009

Book income (loss)	$(23,540)	$(30,205)
Stock for services	-	36,324
Valuation allowance	23,540	(6,119)
	$-	$-

ANOTEROS, INC. AND SUBSIDIARY

(A Development Stage Company)

Notes to the Consolidated Financial Statements (Continued)

December 31, 2010 and 2009

NOTE 1 -

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

e. Income Taxes (Continued)

At December 31, 2010, the Company had net operating loss carry forwards of approximately $169,610 that may be offset against future taxable income from the year 2011 through 2031.  No tax benefit has been reported in the December 31, 2010 consolidated financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carryforwards for Federal income tax reporting purposes are subject to annual limitations.  Should a change in ownership occur, net operating loss carryforwards may be limited as to use in future years.

The Financial Accounting Standards Board ("FASB") has issued ASC 740-10, Accounting for Uncertainty in Income Taxes - An Interpretation of FASB Statement No.109 (FIN 48). ASC 740-10 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with ASC 740-10 and ASC 740-30, Accounting for Income Taxes. ASC 740-10 requires a company to determine whether it is more likely than not that a tax position will be sustained upon examination based upon the technical merits of the position. If the more-like1y-than-not threshold is met, a company must measure the tax position to determine the amount to recognize in the financial statements. As a result of the implementation of FIN 48, the Company performed a review of its material tax positions in accordance with recognition and measurement standards established by ASC 740-10.

At the adoption date of January 1, 2007, the Company had no unrecognized tax benefit which would affect the effective tax rate if recognized.

The Company includes interest and penalties arising from the underpayment of income taxes in the consolidated statements of operations in the provision for income taxes. As of December 31, 2010, the Company had no accrued interest or penalties related to uncertain tax positions.

The Company files income tax returns in the U.S. federal jurisdiction and in the state of California. With few exceptions, the Company is still subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years after 2006.

f. Newly Issued Accounting Pronouncements

In January 2010, the FASB issued Accounting Standards Update 2010-02, Consolidation (Topic 810): Accounting and Reporting for Decreases in Ownership of a Subsidiary. This amendment to Topic 810 clarifies, but does not change, the scope of current US GAAP. It clarifies the decrease in ownership provisions of Subtopic 810-10 and removes the potential conflict between guidance in that Subtopic and asset derecognition and gain or loss recognition guidance that may exist in other US GAAP. An entity will be required to follow the amended guidance beginning in the period that it first adopts FAS 160 (now included in Subtopic 810-10). For those entities that have already adopted FAS 160, the amendments are effective at the beginning of the first interim or annual reporting period ending on or after December 15, 2009. The amendments should be applied retrospectively to the first period that an entity adopted FAS 160.

In January 2010, the FASB issued Accounting Standards Update 2010-01, Equity (Topic 505): Accounting for Distributions to Shareholders with Components of Stock and Cash (A Consensus of the FASB Emerging Issues Task Force). This amendment to Topic 505 clarifies the stock portion of a distribution to shareholders that allows them to elect to receive cash or stock with a limit on the amount of cash that will be distributed is not a stock dividend for purposes of applying Topics 505 and 260. Effective for interim and annual periods ending on or after December 15, 2009, and would be applied on a retrospective basis.

ANOTEROS, INC. AND SUBSIDIARY

(A Development Stage Company)

Notes to the Consolidated Financial Statements (Continued)

December 31, 2010 and 2009

NOTE 1 -

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

h.

  Artwork

During the year ended December 31, 2006 the Company determined its Artwork had reached a point near enough to completion so as to necessitate capitalization of all related expenses.  During the years ended December 31, 2010 and 2009 the Company capitalized $-0- and $200, respectively.

i.

  Inventory

Inventory consists of various proprietary illustrations to be used included in the Company’s children’s book series.  The inventory is stated at the lower of cost or market using the first-in, first-out (FIFO) cost method of accounting.   Inventories are adjusted for estimated obsolescence and written-down to net realizable value based upon estimates of future demand and market conditions.  At December 31, 2010 all the Company’s $2,085 in inventory was in finished goods form.  During the year ended December 31, 2010 the Company wrote-down its inventory to market value, resulting in an aggregate loss of $907.

NOTE 2 -

NOTE PAYABLE – RELATED PARTY

In October 1999, a shareholder loaned $10,000 to the Company.  From that date through December 31, 2010, the shareholder has made many additional advances on the loan, and the Company has made some partial payments.  As of December 31, 2010, the total principal balance outstanding totaled $157,660.  The loan accrues interest at 8.0% per annum.  Accrued interest at December 31, 2010 was $57,277.  The loan is due on demand.

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

December 31, 2010 and 2009

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

NOTE 5 -

STOCK OPTION PLAN AND STOCK BASED COMPENSATION

The Company accounts for stock-based compensation in accordance with ASC Topic 718, Compensation – Stock Compensation.  Under the fair value recognition provisions of this standard, stock-based compensation cost is measured at the grant date based on the value of the award granted using the Black-Scholes option pricing model, and recognized over the period in which the award vests.  No new options were issued in for the years ended December 31, 2010 and 2009 and no stock-based compensation expense was incurred for the years then ended.

There was no stock compensation expense capitalized during the years ended December 31, 2010 and 2009.

As of December 31, 2010 there is no future compensation cost related to non-vested stock-options.

ANOTEROS, INC. AND SUBSIDIARY

 (A Development Stage Company)

Notes to the Consolidated Financial Statements (Continued)

December 31, 2010 and 2009

NOTE 5 -

STOCK OPTION PLAN AND STOCK BASED COMPENSATION (continued)

During the year ended December 31, 2010 and 2009, no new stock options were issued.  The following table summarizes the stock option activity during the year ended December 31, 2010:

	Options and Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contract Term	Aggregate Intrinsic Value

Outstanding at December 31, 2009	33,333	$ 0.75
Granted	-	-
Exercised	-	-
Cancelled	-	-
Expired	-	-

Outstanding at December 31, 2010	33,333	0.75	1.0	$ 0

Options vested and exercisable at December 31, 2010	33,333	0.75	1.0	$ 0

Under the Company’s 2007 Long-Term Incentive Plan (Plan), there are 4.9 million shares remaining that are authorized for stock options. The Company may issue both non-qualifying stock options and qualifying incentive stock options. Qualifying incentive stock options are granted only to employees, while non-qualifying options may be granted to employees, directors, and non-employees.

Options granted under the Plan can only be exercised for restricted common stock as defined under the Securities and Exchange Commission Rule 144.  Options granted under the Plan after registration can be exercised for unrestricted and free trading common stock.

The Company’s Board of Directors may also authorize the issuance of other stock options and warrants outside of the Plan.

NOTE 6 -

SUBSEQUENT EVENTS

In accordance with ASC Topic 855 Company management reviewed all material events through the date of this report and there are no material subsequent events to report.

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

Management conducted an evaluation of the effectiveness of the internal control over financial reporting as of December 31, 2010, using the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our internal control over financial reporting were effective as of the end of the period covered by this report.

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

ITEM 9B. OTHER INFORMATION.

None. Not applicable.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS.

Identify of directors and executive officers

Our current directors and executive officers are as follows:

Name	Age	Position with the Company	Director Since
George G. Chachas	48	President, Chief Executive Officer, Chief Financial Officer, Secretary and a director	December 27, 2006

Jennifer Karlovsky	35	Director	May 4, 2009

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

Based solely on its review of the copies of such forms filed with the SEC electronically, received by the Company and representations from certain reporting persons, the Company believes that for the fiscal year ended December 31, 2010, all the officers, directors and more than 10% beneficial owners complied with the above described filing requirements.

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

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth the compensation paid to our Chief Executive Officer and those executive officers that earned in excess of $100,000 during the twelve month periods ended December 31, 2010 and 2009 (collectively, the “Named Executive Officers”):

Name and Principal Position	Year	Salary ($)		Bonus ($)	Awards ($)	Awards ($)	Total ($)
George G. Chachas, President 1)	2010	20,000	(1)	-	-	-	20,000
Chief Executive Officer, Chief Financial Officer and Secretary(	2009	20,000	(1)	-	-	-	20,000

(1)

During 2010 and 2009 George G. Chachas was compensated for his services rendered as an officer of the Company at the rate of $5,000 per quarter which amount is being deferred until such time as we have sufficient funds for payment.

Narrative Disclosure to Summary Compensation Table

We do not have any written employment agreements.  In 2007, the Company agreed to pay George G. Chachas $5,000 per quarter payable in cash or shares of our Common Stock based on the closing price of our Common Stock as reported on the last day of each calendar quarter, at the option of Mr. Chachas.  On September 25, 2009 Mr. Chachas converted $50,000 of unpaid accrued salary balance into 625,000 shares of Common Stock.  Mr. Chachas has agreed to defer the payment of the balance and as of December 31, 2010, there is accrued deferred salary due and owing to Mr. Chachas in the amount of $30,000.

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

Outstanding Equity Awards at Fiscal Year-End

No Named Executive Officer received any equity awards, or holds exercisable or unexercisbale options, as of the years ended December 31, 2010 and 2009.

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

Compensation of Directors

The following table sets forth information relating to compensation paid to our directors in 2010 and 2009:

		Fees Earned
		or Paid	Stock			Option
Name	Stock	in Cash ($)	Awards ($)			Awards ($)	Total ($)
George G. Chachas	2010	$-	$-			$-	$-
	2009	$-	$-		$		$-

Jennifer Karlovsky	2010	$-	$-		$		$-
	2009	$-	$7,500	(1)	$		$7,500

(1)

No director fees were paid in 2010.  On May 4, 2009, in conjunction with the appointment of Jennifer Karlovsky as a director, the Company authorized the issuance of 25,000 post-reverse split adjusted restricted shares of common stock to Ms. Karlovsky.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Security Ownership of Certain Beneficial Owners

The following table sets forth the amount and nature of beneficial ownership of any class of the Company’s voting securities of any person known to the Company to be the beneficial owner of more than five percent, as of the close of business on December 31, 2010.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner(1)	Percent of Class

Common Stock	George G. Chachas 2445 Fifth Avenue Suite 440 San Diego, CA 92101	2,008,675(2)	60.98%

1)

Represents post 1-for-3 reverse split adjusted shares.

2)

Includes 1,978,097 shares of which Mr. Chachas has direct beneficial ownership of, 13,334 shares which are held by TUVA Co., LLC, of which Mr. Chachas is a member and a Manager, and 17,244 shares held by Chachas Land Co., Inc., a corporation of which Mr. Chachas owns a 33.33% interest and is an officer and director.  Does not include 81,668 shares owned by Mr. Chachas’ wife which shares Mr. Chachas disclaims any beneficial or other interest in.

Security Ownership of Management

The following table sets forth the amount and nature of beneficial ownership of any class of the Company’s voting securities of all of the Company’s directors and nominees and “named executive officers” as such term is defined in Item 402(a)(3) of Regulation S-K, as of the close of business on December 31, 2010.

Title of Class	Name of Beneficial Owner	Amount and Nature of Beneficial Ownership(1)	Percent of Class
Common Stock	George G. Chachas	2,008,675 (2)	60.98%

Common Stock	Jennifer Karlovsky	25,000	0.76%

Common Stock	Directors and Officers as a Group	2,033,675	61.74%

(1)

Represents post 1-for-3 reverse split adjusted shares.

(2)

Includes 1,978,097 shares of which Mr. Chachas has direct beneficial ownership of, 13,334 shares which are held by TUVA Co., LLC, of which Mr. Chachas is a member and a Manager, and 17,244 shares held by Chachas Land Co., Inc., a corporation of which Mr. Chachas owns a 33.33% interest and is an officer and director. Does not include 81,668 shares owned by Mr. Chachas’ wife which shares Mr. Chachas disclaims any beneficial or other interest in.

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

ITEM 14.

PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Fees

During the fiscal year ended December 31, 2010, we incurred approximately $14,000 in fees to our principal independent accountants for professional services rendered in connection with the audit and reviews of our financial statements for fiscal year ended December 31, 2010.

During the fiscal year ended December 31, 2009, we incurred approximately $12,000 in fees to our principal independent accountants for professional services rendered in connection with the audit and reviews of our financial statements for fiscal year ended December 31, 2009.

Audit-Related Fee

The aggregate fees billed during the fiscal years ended December 31, 2010 and 2009 for assurance and related services by our principal independent accountants that are reasonably related to the performance of the audit or review of our financial statements (and are not reported under Item 9(e)(1) of Schedule 14A was $0 and $0, respectively.

Tax Fees

The aggregate fees billed during the fiscal years ended December 31, 2010 and 2009 for professional services rendered by our principal accountant tax compliance, tax advice and tax planning was $0 and $880, respectively.

All Other Fees

The aggregate fees billed during the fiscal years ended December 31, 2010 and 2009 for products and services provided by our principal independent accountants (other than the services reported in Items 9(e)(1) through 9(e)(3) of Schedule 14A was $0 and $0, respectively.

ITEM 15.

EXHIBITS.

(a)

Documents filed as part of this Report.

1.

Financial Statements.  The Consolidated Balance Sheet of Anoteros, Inc., and subsidiaries as of December 31, 2010 and 2009, the Consolidated Statements of Operations for the years ended December 31, 2010 and 2009, the Consolidated Statements Stockholders’ Equity (Deficit) from inception of development stage on September 25, 1996 to December 31, 2010, and Statements of Cash Flows for the years ended December 31, 2010 and 2009, and together with the notes thereto and the report of HJ Associates & Consultants LLP thereon appearing in Item 8 are included in this 2009 Annual Report on Form 10-K.

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

Dated:  February 1, 2011

/s/ George G. Chachas

By: George G. Chachas

Its: President and Principal Executive Officer

Dated:  February 1, 2011

/s/ George G. Chachas

By: George G. Chachas

Its:  Chief Financial Officer and Principal Accounting Officer

Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Dated:  February 1, 2011

/s/ George G. Chachas

George G. Chachas, Director

Dated:  February 1, 2011

/s/ Jennifer Karlovsky

Jennifer Karlovsky, Director