Form 10-Q
period 2011-03-31
Anoteros, Inc.
filed 2011-05-10
CIK 1390292

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

___________________________________

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended: March 31, 2011

Commission File Number: 0-52561

Anoteros, Inc.

(Exact name of registrant as specified in its charter)

NEVADA	88-0368849
(State or other Jurisdiction of	(IRS Employer
of Incorporation or Organization)	Identification No.)

24328 Vermont Avenue, #300, Harbor City, CA	90710
(Address of principal executive offices)	(Zip Code)

(480) 478-0008

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of April 28, 2011, there were 3,448,887 shares of the issuer's Common Stock, $0.001 par value, issued and outstanding.

ANOTEROS INC. AND SUBSIDIARY

Report on Form 10-Q

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

ANOTEROS, INC. AND SUBSIDIARIES
(A Development Stage Company)
Consolidated Balance Sheets

ASSETS
	March 31,	December 31,
	2011	2010
	(Unaudited)
CURRENT ASSETS

Cash	$378	$286
Inventory	1,303	2,085

Total Current Assets	1,681	2,371

OTHER ASSETS

Artwork	31,915	31,915

Total Other Assets	31,915	31,915

TOTAL ASSETS	$33,596	$34,286

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

Accounts payable and accrued expenses - related party	$56,330	$35,687
Note payable - related party	170,498	157,660
Accrued interest payable - related party	60,348	57,276

Total Current Liabilities	287,176	250,623

TOTAL LIABILITIES	287,176	250,623

STOCKHOLDERS' EQUITY (DEFICIT)

Preferred stock: 25,000,000 shares authorized;
$0.001 par value; -0- shares issued and outstanding	-	-
Common stock: 100,000,000 shares authorized;
$0.001 par value; 3,448,887 and 3,294,056 shares issued
and outstanding, respectively	3,449	3,294
Additional paid-in capital	369,616	362,029
Deficit accumulated during the development stage	(626,645)	(581,660)

Total Stockholders' Equity (Deficit)	(253,580)	(216,337)

TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY (DEFICIT)	$33,596	$34,286

The accompanying notes are an integral part of these consolidated financial statements.

ANOTEROS, INC. AND SUBSIDIARIES
(A Development Stage Company)
Consolidated Statements of Operations
(Unaudited)
			From Inception of
			the Development
			Stage on
			September 25,
	For the Three Months Ended		1996 through
	March 31,		March 31,
	2011	2010	2011

REVENUES	$-	$30	$927

COST OF GOODS SOLD	-	28	56

GROSS PROFIT (LOSS)	-	2	871

OPERATING EXPENSES

Legal and professional	32,815	11,921	320,590
General and administrative	8,888	5,925	265,626

Total Operating Expenses	41,703	17,846	586,216

LOSS FROM OPERATIONS	(41,703)	(17,844)	(585,345)

OTHER EXPENSES

Interest expense	(3,282)	(2,780)	(62,817)
Loss on disposal of fixed assets	-	-	(250)
Loss on sale of fixed assets	-	-	1,767
Gain on sale of intellectual property	-	-	20,000

Total Other Expenses	(3,282)	(2,780)	(41,300)

LOSS BEFORE INCOME TAXES	(44,985)	(20,624)	(626,645)
PROVISION FOR INCOME TAXES	-	-	-

NET LOSS	$(44,985)	$(20,624)	$(626,645)

BASIC AND DILUTED LOSS PER SHARE	$(0.01)	$(0.01)

WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING	3,378,353	3,294,056

The accompanying notes are an integral part of these consolidated financial statements.

ANOTEROS, INC. AND SUBSIDIARIES
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

ANOTEROS, INC. AND SUBSIDIARIES
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

ANOTEROS, INC. AND SUBSIDIARIES
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

ANOTEROS, INC. AND SUBSIDIARIES
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

ANOTEROS, INC. AND SUBSIDIARIES
(A Development Stage Company)
Consolidated Statements of Stockholders' Equity (Deficit) (Continued)

				Deficit
				Accumulated
			Additional	During the
	Common Stock		Paid-In	Development
	Shares	Amount	Capital	Stage

Balance, December 31, 2007	2,326,256	$2,326	$264,859	$(383,977)

Net loss for the year ended
December 31, 2008	-	-	-	(58,968)

Balance, December 31, 2008	2,326,256	2,326	264,859	(442,945)

Common shares issued for prepaid services at
$0.30 per share on May 4, 2009	25,000	25	7,475	-

Common shares issued for debt at $0.30 per
share on May 4, 2009	69,172	69	20,682	-

Fractional shares issued pursuant to
reverse stock-split on August 23, 2009	41	-	-	-

Common shares issued for services rendered
at $0.08 per share on September 25, 2009	150,000	150	11,850	-

Common shares issued to officer for cash and
conversion of accrued salary at $0.08 per
share on September 25, 2009	687,500	688	54,312	-

Common shares issued for conversion of
accounts payable at $0.08 per share on
September 25, 2009	36,087	36	2,851	-

Net loss for the year ended
December 31, 2009	-	-	-	(77,449)

Balance, December 31, 2009	3,294,056	3,294	362,029	(520,394)

Net loss for the year ended
December 31, 2010	-	-	-	(61,266)

Balance, December 31, 2010	3,294,056	3,294	362,029	(581,660)

Common stock issued for legal services (unaudited)	154,831	155	7,587	-

Net loss for the three months ended
March 31, 2011 (unaudited)	-	-	-	(44,985)

Balance March 31, 2011 (unaudited)	3,448,887	$3,449	$369,616	$(626,645)

The accompanying notes are an integral part of these consolidated financial statements.

ANOTEROS, INC. AND SUBSIDIARIES
(A Development Stage Company)
Consolidated Statements of Cash Flows
(Unaudited)
			From Inception
			of the
			Development
			Stage on
			September 25,
	For the Three Months Ended		1996 through
	March 31,		March 31,
	2011	2010	2011
CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(44,985)	$(20,624)	$(626,645)
Adjustments to reconcile net loss to
net cash used by operating activities:
Depreciation expense	-	-	257
Loss on disposal of fixed assets	-	-	250
Loss on sale of equipment	-	-	133
Gain on sale of fixed assets	-	-	(1,900)
Common stock issued for services and fees	7,742		237,933
Gain on sale of intellectual property	-		(20,000)
Changes in operating assets and liabilities:
(Increase) decrease in inventory	782	36	(1,250)
Decrease in prepaids and deposits	-		7,500
Increase in accounts payable and accrued expenses	-	4,702	555
Increase in accounts payable
and accrued expenses - related party	23,715	9,481	200,950

Net Cash Used by Operating Activities	(12,746)	(6,405)	(202,217)

CASH FLOWS FROM INVESTING ACTIVITIES

Increase in artwork	-	-	(31,665)
Proceeds from sale of intellectual property	-	-	20,000
Purchase of fixed assets	-	-	(10,541)
Proceeds from sale of fixed assets	-	-	11,500
Sale of equipment	-	-	300

Net Cash Used by Investing Activities	-	-	(10,406)

CASH FLOWS FROM FINANCING ACTIVITIES

Payments on notes payable - related parties	-	-	(13,827)
Proceeds from notes payable - related parties	12,838	7,358	189,493
Common stock issued for cash	-	-	37,335

Net Cash Provided by Operating Activities	12,838	7,358	213,001

NET INCREASE (DECREASE) IN CASH	92	953	378

CASH AT BEGINNING OF PERIOD	286	349	-

CASH AT END OF PERIOD	$378	$1,302	$378

The accompanying notes are an integral part of these consolidated financial statements.

ANOTEROS, INC. AND SUBSIDIARIES
(A Development Stage Company)
Consolidated Statements of Cash Flows (Continued)
(Unaudited)
			From Inception
			of the
			Development
			Stage on
			September 25,
	For the Three Months Ended		1996 through
	March 31,		March 31,
	2011	2010	2011
CASH PAID FOR

Interest	$-	$-	$-
Taxes	$-	$-	$-

SCHEDULE OF NON-CASH FINANCING AND
INVESTING ACTIVITIES

Common stock issued as payment
on debt	$-	$-	$85,049
Common stock issued for artwork	$-	$-	$250

ANOTEROS, INC. AND SUBSIDIARY

 (A Development Stage Company)

Notes to the Consolidated Financial Statements

March 31, 2011 and December 31, 2010

NOTE 1 -

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

This summary of significant accounting policies of Anoteros, Inc. and its wholly-owned subsidiaries, Doolittle EduTainment Corp., and Antero Payment Solutions, Inc., is presented to assist in understanding the Company’s consolidated financial statements.  Collectively, these entities are referred to hereafter as “the Company.” The consolidated financial statements and notes are representations of the Company’s management, which is responsible for their collective integrity and objectivity.  These accounting policies conform to accounting principles generally accepted in the Unites States of America, as well as standards of the Public Company Accounting Oversight Board (United States) and have been consistently applied in the preparation of the consolidated financial statements.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in accordance with such rules and regulations.  The information furnished in the interim condensed financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements.  Operating results for the three months ended March 31, 2011 and 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011.

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

Anotero Payment Solutions, Inc. was incorporated under the laws of the State of Nevada on February 8, 2011 as a wholly-owned subsidiary of Anoteros.

The Company is seeking to further develop and market its artwork and children’s books, as well as other related accessories such as T-Shirts, sweatshirts, super balls, etc., through the Doolittle entity.  Additional external financing may be required to proceed with this and any supplemental business plans which may be developed by the Company.

b. Revenue Recognition Policy

Revenues from the sale of books are recognized upon delivery and acceptance by the customer, and when collectability is reasonably assured.

ANOTEROS, INC. AND SUBSIDIARY

(A Development Stage Company)

Notes to the Consolidated Financial Statements

March 31, 2011 and December 31, 2010

NOTE 1 -

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

c. Basic Loss per Share

The computations of basic loss per share of common stock are based on the weighted-average number of shares outstanding during the period of the financial statements as follows:

	Loss	Shares	Per Share
	(Numerator)	(Denominator)	Amount
For the period ended
March 31, 2011	$(44,985)	3,378,353	$(0.01)

For the period ended
March 31, 2010	$(20,624)	3,294,056	$(0.01)

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

f. Income Tax

We file federal income tax returns in the U.S. and state income tax returns in those state jurisdictions where we are required to file.  With few exceptions, we are no longer subject to U.S. federal, state, or local income tax examinations by tax authorities for the tax years ending before December 31, 2007.

We have accounted for income taxes in accordance with FASB Accounting Standards Codification Topic 740 – Accounting for Income Taxes.   As a result of the implementation of Topic 740, no adjustment should be made for unrecognized tax benefits.

ANOTEROS, INC. AND SUBSIDIARY

 (A Development Stage Company)

Notes to the Consolidated Financial Statements

March 31, 2011 and December 31, 2010

NOTE 1 -

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

f. Income Tax (Continued)

There are no tax positions included in the balance at March 31, 2011 for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility.

Our policy is to recognize accrued interest related to unrecognized tax benefits in interest expense and penalties in operating expenses.

g. Recent Accounting Pronouncements

The Company has evaluated recent accounting pronouncements and their adoption has not had or is not expected to have a material impact on the Company’s financial position or statements.

NOTE 2 -

SHAREHOLDER LOAN

In October 1999, a shareholder advanced $10,000 to the Company.  From that date through March 31, 2011, the shareholder has made several additional advances, and the Company has made some partial payments on the advances.  As of March 31, 2011, the principal balance of these advances totaled $170,498.   The loans accrue interest at 8.0% per annum.  Accrued interest at March 31, 2011 was $60,348.  The loans are due on demand.

NOTE 3 -

GOING CONCERN

The Company’s consolidated financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  However, the Company does not have significant operations to date, nor does it have an established source of revenues sufficient to allow it to continue as a going concern.  External financing, which is necessary for the Company to continue and proceed with operations, will either a) be loaned to the Company by its founder and principal shareholder, or b) will be generated by means of  a private placement being contemplated by management in which the Company would attempt to raise additional funds. The Company is currently seeking to negotiate a publishing contract for its children’s books and implement an appropriate marketing strategy so as to begin generating sales revenues. The Company also completed the acquisition of COA Holdings, Inc., a global provider of information management and electronic commerce systems for the financial services industry, which will operated as a wholly-owned subsidiary under the name Antero Payment Solutions Inc.  Management can make no assurances that after having completed the acquisition of COA Holdings, that the Company will become profitable. Until such time these steps are effectively implemented and the Company generates profits, the Company will be reliant upon external financing in order to continue as a going concern.

NOTE 4 -

COMMON STOCK

On February 11, 2011, the Company issued 154,831 restricted shares of common stock to George G. Chachas, the principal of Chachas Law Group PC and to Anthony Rolfe an associate in Chachas law firm.  George Chachas is an officer and director of the Company.  The stock was issued to partially satisfy an outstanding accounts payable balance for unpaid legal services.  The services were valued at $7,742.

ANOTEROS, INC. AND SUBSIDIARY

 (A Development Stage Company)

Notes to the Consolidated Financial Statements

March 31, 2011 and December 31, 2010

NOTE 5 -

MERGER

On March 29, 2011, Anoteros, Inc., entered into an Agreement and Plan of Merger with COA Holding, Inc., a Nevada corporation, whereby Anoteros would acquire COA Holding through the merger of its newly formed subsidiary, Antero Payment Solutions, Inc.  Antero Payment Solutions, Inc. will be the surviving corporation and a wholly owned subsidiary of Anoteros, Inc.  As a result of the merger, COA Holdings will continue its current line of business as a wholly-owned subsidiary of Anoteros and will conduct its future operations under the name Antero Payment Solutions, Inc. Upon completion of the transaction, the former COA Holdings, Inc. shareholders will own approximately 48,361,737 restricted shares Anoteros, Inc. common stock, following such shareholders’ completion of the surrendered and exchange of their COA Holdings stock certificates.

Antero Payment Solutions, Inc. is a global provider of information management and electronic commerce systems for the financial services industry. The company has developed a wide range of e-commerce platforms to ensure secure electronic payments for checking, debit card, prepaid card and mobile payment applications; providing merchants with opportunities for lower cost structures and the potential to increase their client bases.

The merger has been approved by the board of directors of both companies.  The Merger closed on April 29, 2011.

NOTE 6 -

SUBSEQUENT EVENTS

Management performed an evaluation of Company activity through the date the financial statements were issued, and has concluded that other than the events described in Note 5, and associated with such events, there are no other significant subsequent events requiring disclosure.

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

Company Overview and Principal Products and Services

The Company’s wholly-owned subsidiary, Doolittle Edutainment, which holds all intellectual property for the Company, is engaged in the children’s education and entertainment market, continues its plan for publication and distribution of its children books, and further development of additional books and exploitation of its intellectual property rights focused around its main character, “Doolittle.”  We are considered a development stage company. We have recognized only minimal revenue, and activities since our inception and have been devoted primarily to raising capital and creating a character-based children’s book and accompanying apparel. Following the completion of its third title book in July 2007, the Company entered into an agreement with BookMasters Inc., to print an initial run of 250 of each of the first three book titles for marketing and presentation purposes to various children's literary agents to seek publication.   With this printing of the first three titles the copyright process was completed and these titles entered into the Library of Congress.  In September 2009, the Company proceeded with its 2nd printing of 100 each of the Doolittle book series of Books 1, 2 and 3, which books are made available for sale on the Company’s website and through various distribution channels it is working to secure.  Also in September 2009, the Company through its wholly-owned subsidiary, Doolittle Edutainment Corp. entered into a Literary Agent Agreement with Geraldine Blecker (“Agent”), under which Agent will represent Doolittle Edutainment, on a non-exclusive basis, in connection with negotiations with potential publishers and book distributors in Europe.  The Company through its wholly-owned subsidiary, Doolittle Edutainment Corp., launched its website, www.doolittleEdutainment.com to further market its books and provide an online portal for the purchase of the books.  We are a development stage enterprise as defined by ASC Topic 915 (formerly SFAS 7). In our most recent operating period ended March 31, 2011, we recorded no revenues. There were minimal revenues for the fiscal year ended December 31, 2010.  Accordingly, we have issued a comment regarding our ability to continue as a going concern (please refer to the footnotes to the financial statements). Until such time that we are able to establish a consistent flow of revenues from our Doolittle products, sufficient to sustain our operations, Management intends to rely primarily upon debt financing as needed to supplement the cash flows generated by the sale of our products.

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

We believe that without additional financing, our total current assets of $1,681, plus projected cash flows, will not be sufficient capital to allow us to implement our plan to continue developing our product line and develop relationships with publishers and/or retail outlets. Our current monthly operating expenses average less than $5,000 exclusive of management’s salaries, which are deferred until we begin selling our books.

Our total operating expenses for the period from September 25, 1996, (inception) to March 31, 2011 were $586,218 of which 45% were general and administrative. The following table quantifies the components that comprise our operating expenses for this period:

DESCRIPTION	AMOUNT
Legal and Professional Fees	$320,590
Other General and Administrative	$265,626
Non-Executive Wages and Salaries	$-
Taxes	$-
Total Operating Expenses	$586,216

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

Results of Operations

Three months ended March 31, 2011 compared to the three months ended March 31, 2010

From September 25, 1996 (inception) to March 31, 2011, we have generated only minimal revenue.  We earned no revenues during the three month period ended March 31, 2011, and minimal revenues for the three month period ended March 31, 2010.  As a development stage company, our revenue is expected to be derived from the sale of our Doolittle products, namely our children books. In May 2011, we completed the acquisition of Antero Payment Solutions, Inc. a global provider of information management and electronic commerce systems for the financial services industry. As of the date of the acquisition Antero was not realizing revenues. However, Antero has entered into various contracts which are expected to generate revenues by the third quarter of 2011.

Operating expenses for the three months ended March 31, 2011 totaled $41,703, a 134% increase from the comparable period of 2010.  This increase resulted primarily from primarily from the increase in legal and professional fees associated with the acquisition of COA Holdings, Inc., the Company’s concerted efforts to bring its Doolittle books to market, and general and administrative expenses incurred during the current period.  The acquisition of Antero during May 2011 will result in additional general and administrative expenses. Those expenses will include the salaries for the management of Antero, rent, marketing costs. Those expenses will increase as Antero hires additional staff to fulfill the contracts it is expecting.

The Company incurred a net loss of $44,985 during the three month period ended March 31, 2011, a 118% decrease from the comparable period of 2010.  This increase resulted primarily from the increase in legal and professional fees associated with the acquisition of COA Holdings, Inc., the Company’s concerted efforts to bring its Doolittle books to market, and general and administrative expenses incurred during the current period.  Basic net loss per share was $(0.01) for the three month period ended March 31, 2011, compared to a basic net loss per share of $(0.01) from the comparable period of 2010.  We expect to realize losses through the remainder of 2011 as we incur significant costs in order to develop our Antero business plan.

Liquidity and Capital Resources

As of March 31, 2011, the Company had a negative working capital of $285,495 compared to a negative working capital of $248,252 at December 31, 2010. The change in working capital resulted primarily from increases in the Company’s related-party payables and trade accounts payable during the three months ended March 31, 2011.

During the three months ended March 31, 2011 the Company experienced negative cash flow of $12,746 from operating activities.  The Company met its cash requirements during this period primarily through debt financing, realizing a cash inflow from financing activities in the amount of $12,838.

We expect to incur significant negative cash flows from operations for at least the next twelve months. We estimate that we will need between $500,000 and $1,000,000 of cash to build up the Antero business and fulfill the contracts. We expect that said cash will be raised through the sale of our debt or equity instruments. There is no assurance that we will be successful in raising the capital needed or that the capital will be available at terms acceptable to our management.

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

Our management evaluated, with the participation of our Certifying Officer, the effectiveness of our disclosure controls and procedures as of March 31, 2011, pursuant to Rule 13a-15(b) under the Securities Exchange Act. Based upon that evaluation, our Certifying Officer concluded that, as of March 31, 2011, our disclosure controls and procedures were effective.

Changes in Internal Controls

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 2.  UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS.

On February 11, 2011, the Company issued 154,831 restricted shares of common stock in consideration of the capital contribution of $7,741.55 through the conversion of the unpaid legal fees due and owing to Chachas Law Group P.C.   131,081 of these shares were issued to George G. Chachas, the principal of Chachas Law Group P.C., and also an officer and director of the Company.  23,750 of these shares were issued to J. Anthony Rolfe, an associate of Chachas Law Group P.C.  No underwriters were used. The securities were issued pursuant to an exemption from registration provided under Section 4(2) of the Securities Act of 1933.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

None

ITEM 4.  [RESERVED]

ITEM 5.  OTHER INFORMATION.

Entry into Material Definitive Agreement

On March 29, 2011, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with COA Holdings, Inc., a Nevada corporation (“COAH”), Antero Payment Solutions, Inc., a Nevada corporation and wholly-owned subsidiary of Anoteros (“Merger Sub”), and certain Major Shareholders of COAH (the “Major Shareholders”) whereby Anoteros will acquire COAH through the Merger of COAH with and into Merger Sub (the “Merger”) with Merger Sub being the surviving corporation, and the business of COAH continuing through Merger Sub, under the name Antero Payment Solutions, Inc., as a wholly-owned subsidiary of the Company.  Under the terms of the Merger Agreement, the Company will acquire all of the outstanding equity interest of COAH, a private company for not more that 50,000,000 restricted shares of the Company.

A description of the specific terms and conditions of the Merger is set forth in the Merger Agreement filed as an Exhibit 2.01 to the Form 8-K filed by the Company on March 30, 2011 and is incorporated herein by reference.

Subsequent Events

(a)

Acquisition of COA Holdings, Inc.

The closing of the above-referenced Merger occurred on April 29, 2011 (the “Effective Time”).  The Company’s Form 8-K filed by the Company on May 3, 2011 is incorporated herein by reference.

(b)

Unregistered Sales of Equity Securities

On April 29, 2011, concurrently with, and as a condition to the Closing of the Merger, the Company issued 2,000,000 restricted shares of the Company’s Common Stock to an accredited investor, for an aggregate sum of $200,000 in cash.  The securities were issued pursuant to an exemption from registration provided under Section 4(2) of the Securities Act of 1933.

(c)

Doolittle Option Agreement

On April 29, 2011, pursuant to the terms of the Merger Agreement, the Company entered into an Option Agreement with George G. Chachas, under which George G. Chachas will have the Option to call and acquire all of the capital stock of Doolittle Edutainment Corp., a wholly-owned subsidiary of the Company which owns all assets and intellectual property relating to the Doolittle character and line of children books, and Mr. Chachas granted the Company with the Option to put all of the capital stock of Doolittle Edutainment Corp. (including all assets and intellectual property owned by Doolittle Edutainment) and liabilities associated with Doolittle Edutainment Corp., and of the Company, as of March 31, 2011, to Mr. Chachas, which would result in the elimination of Doolittle Edutainment as a business unit and all liabilities of the Company will transfer to Doolittle Edutainment.  The foregoing is a summary of the Option Agreement.  The Option Agreement is filed as an Exhibit 10.07 to the Form 8-K filed by the Company on May 3, 2011, which is incorporated herein by reference.

(d)

Change in Control of Registrant

As a result of the Merger each outstanding share of common stock of COAH will be cancelled, extinguished and converted into and become the right to receive their pro rata portion of the Merger Consideration which shall be equal to the number of shares of COAH Common Stock held by each COAH Shareholder multiplied by the Exchange Ratio, rounded, if necessary, up to the nearest whole restricted share of the Company’s Common Stock.  Based on the Exchange Ratio the COAH Shareholders will own post-closing approximately 48,361,737 restricted shares of the Company’s common stock, following such shareholders’ completion of the surrendered and exchange of their COA Holdings stock certificates.

(e)

Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers

In connection with the Closing of the Merger Agreement, at the Effective Time on April 29, 2011, George G. Chachas resigned as an officer and director of the Company and the Merger Sub, and Jennifer Karlovksy resigned as a director of the Company, and Michael J. Sinnwell Jr., Michael Lerma and Robert O’Connor were concurrently therewith appointed as the directors of the Company and the Surviving Corporation, Antero Payment Solutions Inc., to serve until the earlier of their resignation or removal or until their respective successors are duly elected and qualified, as the case may be;.

Further, at the Effective Time Michael J. Sinnwell Jr. was appointed as the President, CEO and Secretary, and Michael Lerma was appointed as the Chief Financial Officer of the Company and the Surviving Corporation, Antero Payment Solutions Inc., to serve until the earlier of their resignation, removal or until their respective successors are duly elected or appointed and qualified, as the case may be.

Michael J. Sinnwell, Jr. - Mr. Sinnwell has more than 17 years experience, including telecommunications, quality assurance, financial services, software development, and information technology.  Mr. Sinnwell joined COA Holdings after selling Sinnper, Inc., a company founded by Mr. Sinnwell to provide outsourced business services, including call center services, supply chain management, order fulfillment, networking, and security consulting.  Mr. Sinnwell has conducted extensive training and provided consultations throughout the world in a variety of information technology areas. Mr. Sinnwell successfully developed and led technology solutions for companies.  Delivering key results for industry leaders like PULSE® élan, Discover® and MasterCard®.   Mr. Sinnwell was chosen as President of Antero Payment because of his experiences in applying and executing sound business strategies, and attracting, developing, training, and retaining talented individuals.

Robert H. O'Connor.  Mr. O’Connor has been the owner of O'Connor Investment Company for over 30 years. He has developed substantial business experience in the course of originating real estate loans and business loans in California.  Mr. O'Connor is an early stage investor in several notable companies, including Mail.com, which is a media company that is currently expanding into India and China. He has been a member of the Board of Directors of National Automation Services, Inc., since 2007.  Mr. O'Connor has developed substantial real estate and business projects, and he has achieved successful results with these projects.  Mr. O'Connor earned his Law Degree in 1975 at Lincoln University.

Michael R. Lerma. Mr. Lerma has over 20 years experience working for a number of Fortune 100 companies across multiple industries including investment banking, financial services, pharmaceutical, and executive recruiting. Mr. Lerma spent several years as a senior analyst in the Management Information Systems division at Wall Street firm Goldman. Sachs & Co. Additionally, he has worked with TIAA-CREF, Chase Manhattan Bank and Kodak, where he performed financial analysis, project management, corporate strategy, and Telecommunications.

(f)

Employment Agreements

Michael J. Sinnwell, Jr. – Employment Agreement

Effective April 29, 2011, the Company entered into an Employment Agreement with Michael J. Sinnwell Jr.  Pursuant to Mr. Sinnwell’s Employment Agreement, Mr. Sinnwell shall serve as the President, Chief Executive Officer of the Company and its subsidiary, Antero Payment Solutions Inc., for an initial term of five (5) years.  Mr. Sinnwell’s  Employment Agreement is filed as an Exhibit 10.08 to the Form 8-K filed by the Company on May 3, 2011, which is incorporated herein by reference.

Kevin Vining – Employment Agreement

Effective April 29, 2011, the Company’s wholly-owned subsidiary, Antero Payment Solutions Inc., entered into an Employment Agreement with Kevin Vining.  Pursuant to the Mr. Vining’s Employment Agreement, Mr. Vining shall serve as the Vice President of Business Development for Antero Payment Solutions, for an initial term of five (5) years.  Mr. Vining shall receive a base salary of $1,000 per month, and a monthly commission equal to $0.10 per card, issued by Antero Payment Solutions, which issuance was facilitated by Mr. Vining. The commissions shall be payable to Mr. Vining within thirty (30) days of the end of each month with regard to the prior months receipts by Antero for cards issued by Antero through the efforts of Mr. Vining.   Mr. Vining has agreed that said base salary shall be deferred for a period of three (3) months from the Effective Time, at which time it will be due and payable.  Mr. Vining’s Employment Agreement is filed as an Exhibit 10.09 to the Form 8-K filed by the Company on May 3, 2011, which is incorporated herein by reference.

(g)

Confidential Information and Invention Assignment Agreements

Effective April 29, 2011, and as a condition of the aforementioned Merger Agreement, Messrs. Michael Jr, Sinnwell Jr., and Kevin Vining entered into Confidential Information and Invention Assignment Agreements, which are filed as Exhibit 10.10 and Exhibit 10.11, to the Form 8-K filed by the Company on May 3, 2011, which is incorporated herein by reference.

(h)

Lock-Up Agreements

Effective April 29, 2011, and as a condition of the Merger Agreement, Glenn Geller, Gregg Geller, Gaden Griffin, Tom Kelley, Marla Beans and Tom Smith being prior officers, directors and/or affiliates and principals of COAH entered into Lock-Up Agreements which provide that during the first 12 months following the Effective Time, such parties shall not sell, or be entitled to sell any shares of the Company’s Common Stock.  During the period commencing at the end of the 12 months following the Effective Time and through the date which is 24 months after the Effective Time, the aforementioned parties shall not sell, or be entitled to sell, more than an aggregate of 50,000 their respective shares of the Company’s Common Stock, per quarter in either private transactions or open market trading should a public trading market develop for the sale of the Company’s Common Stock.  A copy of said Lock-up Agreements are filed as Exhibit 10.12 through Exhibit 10.17,  to the Form 8-K filed by the Company on May 3, 2011, which is incorporated herein by reference.

ITEM 5. EXHIBITS

1.

Financial Statements.  The unaudited Balance Sheet of Anoteros, Inc., and subsidiaries as of March 31, 2011 and the audited balance sheet as of December 31, 2010,  the unaudited Consolidated Statements of Operations for the three month periods ended March 31, 2011 and 2010, and from inception of the development stage on September 25, 1996 through March 31, 2011, the Consolidated Statements of Stockholders’ Equity (Deficit) from inception of development stage on September 25, 1996 to March 31, 2011, and the unaudited Consolidated Statements of Cash Flows for the three-month periods ended March 31, 2011 and 2010, and from inception of the development stage on September 25, 1996 through March 31, 2011, and together with the notes thereto, are included in this Quarterly Report on Form 10-Q.

3.

Exhibits. The following exhibits are either filed as a part hereof or are incorporated by reference. Exhibit numbers correspond to the numbering system in Item 601 of Regulation S-K.

Exhibit
Number	Description of Exhibit
2.01	Agreement and Plan of Merger(5)
3.01	Articles of Incorporation(1)
3.02	Restated Articles of Incorporation(1)
3.03	Bylaws(1)
3.04	Certificate of Change Pursuant to NRS 78.209(3)
10.01	Independent Contractor Agreement with James Wojtak dated October 11, 1999 (1)
10.02	Restated Independent Contractor Agreement with James Wojtak dated February 18, 2000(1)
10.03	Independent Contractor Agreement with Ben De Soto dated December 5, 2002(1)
10.04	First Amendment to Independent Contractor Agreement with Ben De Soto dated February 11, 2003 (1)
10.05	Independent Contractor Agreement with Gerry De Soto dated November 21, 2006(1)
10.06	2007 Long Term Incentive Plan(2)
10.07-A	Literary Agent Agreement dated September 25, 2009(4)
10.07	Option Agreement dated April 29, 2011(6)
10.08	Michael J. Sinnwell Jr. – Employment Agreement dated April 29, 2011(6)
10.09	Kevin Vining – Employment Agreement dated April 29, 2011(6)
10.10	Michael J. Sinnwell Jr., – Confidential Information and Invention Assignment Agreement(6)
10.11	Kevin Vining – Confidential Information and Invention Assignment Agreement(6)
10.12	Glenn Geller – Lock-Up Agreement(6)
10.13	Greg Geller – Lock-Up Agreement(6)
10.14	Gaden Griffin – Lock-Up Agreement(6)
10.15	Tom Kelley - Lock-Up Agreement(6)
10.16	Marla Beans - Lock-Up Agreement(6)
10.17	Tom Smith - Lock-Up Agreement(6)
31.01	Certification of Principal Executive Officer Pursuant to Rule 13a-14(7)
31.02	Certification of Principal Financial Officer Pursuant to Rule 13a-14(7)
32.01	CEO and CFO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act(7)

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

(5)

Incorporated by reference to our Form 8-K filed with the SEC on March 30, 2011.

(6)

Incorporated by reference to our Form 8-K filed with the SEC on May 3, 2011.

(7)

Filed herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the Undersigned, thereunto duly authorized.

ANOTEROS INC.

Dated: May 10, 2011

/s/ Michael J. Sinnwell Jr.

By: Michael J. Sinnwell Jr.

Its: Chief Executive Officer

Dated: May 10, 2011

/s/ Michael Lerma

By: Michael Lerma

Its: Chief Financial Officer