Form 10-Q
period 2011-06-30
Anoteros, Inc.
filed 2011-08-15
CIK 1390292

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended: June 30, 2011

Commission File Number: 000-52561

Anoteros, Inc.
(Exact name of registrant as specified in its charter)

Nevada (State of Incorporation)	88-0368849 (IRS Employer Identification No.)

24328 Vermont Avenue, #300,
Harbor City, CA 90710
(Address of principal executive offices)

310-997-2482
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
Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  ☐ Yes   ☐ No (Not required)

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐	Accelerated Filer ☐
Non-Accelerated Filer ☐	Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.   As of August 9, 2011, there were 53,810,624 shares of the issuer's Common Stock, $0.001 par value, issued and outstanding.

ANOTEROS INC. AND SUBSIDIARY
Report on Form 10-Q

PART I - FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS.

ANOTEROS, INC. AND SUBSIDIARIES
Consolidated Balance Sheets

ASSETS

	June 30,	December 31,
	2011	2010*
	(Unaudited)
CURRENT ASSETS
Cash	$33,766	$18
Inventory	1,291	-

Total Current Assets	35,057	18

OTHER ASSETS
Artwork	31,915	-
Total Other Assets	31,915	-

TOTAL ASSETS	$66,972	$18

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued expenses	$539,843	$414,515
Accounts payable and accrued expenses - related party	95,489	-
Accrued interest	96,211	551,823
Accrued interest - related party	38,689	-
Notes payable - related party	80,925	9,769
Notes payable	164,470	893,887
Total Current Liabilities	1,015,627	1,869,994

TOTAL LIABILITIES	1,015,627	1,869,994

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock; 25,000,000 shares authorized,
at $0.001 par value, no shares issued and outstanding	-	-
Common stock; 100,000,000 shares authorized,
at $0.001 par value, 53,810,624 and 37,113,092
shares issued and outstanding, respectively	53,810	37,113
Additional paid-in capital	21,744,084	11,446,524
Accumulated deficit	(22,746,549)	(13,353,613)

Total Stockholders' Equity (Deficit)	(948,655)	(1,869,976)

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY (DEFICIT)	$66,972	$18

*Derived from audited financial statements

The accompanying notes are an integral part of these consolidated financial statements.

ANOTEROS, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
(Unaudited)

	For the Three Months Ended			For the Six Months Ended
	June 30,			June 30,
	2011	2010		2011	2010
REVENUES	$555		$298,221	$1,667		$413,641
COST OF SALES	132,571		224,236	227,894		310,052
GROSS PROFIT (LOSS)	(132,016)		73,985	(226,227)		103,589

OPERATING EXPENSES
Professional fees	115,805		18,639	7,368,966		1,479,397
General and administrative expenses	148,728		190,927	165,871		406,995

Total Operating Expenses	264,533	-	209,566	7,534,837	-	1,886,392

OPERATING LOSS	(396,549)		(135,581)	(7,761,064)		(1,782,803)

OTHER INCOME AND (EXPENSE)
Interest expense	(8,021)		(40,666)	(39,797)		(84,747)
Gain on settlement of debt	49,125		-	49,125		-
Gain (loss) on conversion of debt	(63,896)		-	(1,641,200)		10,883

Total Other Income and Expense	(22,792)		(40,666)	(1,631,872)		(73,864)

LOSS BEFORE INCOME TAXES	(419,341)		(176,247)	(9,392,936)		(1,856,667)
PROVISION FOR INCOME TAXES	-		-	-		-
NET LOSS	$(419,341)		$(176,247)	$(9,392,936)		$(1,856,667)

BASIC LOSS PER SHARE	$(0.01)		$(0.00)	$(0.21)		$(0.04)

WEIGHTED AVERAGE NUMBER
OF SHARES OUTSTANDING:
BASIC AND DILUTED	52,134,043		49,331,031	45,531,212		48,554,147

The accompanying notes are an integral part of these consolidated financial statements.

ANOTEROS, INC. AND SUBSIDIARIES
Consolidated Statements of Stockholders' Equity (Deficit)

					Total
			Additional		Stockholders'
	Common Stock		Paid-in	Accumulated	Equity
	Shares	Amount	Capital	Deficit	(Deficit)
Balance, December 31, 2009	47,216,823	$47,217	$9,526,720	$(11,194,621)	$(1,620,684)
Cancellation of common stock
issued as founders' shares	(12,237,519)	(12,238)	12,238	-	-
Common stock issued for cash	542,911	543	498,557	-	499,100
Common stock issued for services	1,553,349	1,553	1,426,447	-	1,428,000
Common stock and warrants issued in
settlement of debt	17,948	18	16,482	-	16,500
Common stock issued
as interest on note payable	19,580	20	17,980	-	18,000
Stock offering costs	-	-	(51,900)	-	(51,900)
Net loss for the year
ended December 31, 2010	-	-	-	(2,158,992)	(2,158,992)
Balance, December 31, 2010	37,113,092	37,113	11,446,524	(13,353,613)	(1,869,976)

Common stock issued for services (unaudited)	7,778,230	7,778	7,142,780	-	7,150,558
Common stock issued in settlement of debt (unaudited)	3,470,415	3,470	3,186,898	-	3,190,368
Recapitalization (unaudited)	3,448,887	3,449	(264,064)	-	(260,615)
Common stock sold for cash (unaudited)	2,000,000	2,000	198,000	-	200,000
Fair value of employee stock options (unaudited)	-	-	33,946	-	33,946
Net loss for the six months
ended June 30, 2011 (unaudited)	-	-	-	(9,392,936)	(9,392,936)
Balance, June 30, 2011 (unaudited)	53,810,624	$53,810	$21,744,084	$(22,746,549)	$(948,655)

The accompanying notes are an integral part of these consolidated financial statements.

ANOTEROS, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Unaudited)

	For the Six Months Ended
	June 30,
	2011	2010
OPERATING ACTIVITIES
Net loss	$(9,392,936)	$(1,856,667)
Adjustments to reconcile net loss to net cash
used by operating activities:
Common stock issued for services	7,150,558	1,428,000
Warrants and options issued for services	33,946	-
Gain on settlement of debt	(49,125)
Loss (gain) on conversion of debt	1,641,200	(10,883)
Changes in operating assets and liabilities
Accounts receivable	-	(238,122)
Prepaid expenses	-	8,835
Accounts payable and accrued expenses	327,557	119,597
Related party accounts payable and accrued expenses	13,614	-

Net Cash (Used in) Operating Activities	(275,186)	(549,240)

INVESTING ACTIVITIES	-	-

FINANCING ACTIVITIES

Cash acquired in acquisition of subsidiary	168	-
Proceeds from notes payable - related party	297,646	-
Repayments of notes payable - related party	(176,380)	19,258
Repayments of notes payable	(12,500)	13,050
Common stock issued for cash	200,000	499,101

Net Cash Provided by Financing Activities	308,934	531,409

NET INCREASE (DECREASE) IN CASH	33,748	(17,831)
CASH AT BEGINNING OF PERIOD	18	17,831

CASH AT END OF PERIOD	$33,766	$-

SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION

CASH PAID FOR:
Interest	$-	$-
Income Taxes	-	-

NON CASH FINANCING ACTIVITIES:
Common stock issued to settle accounts and notes payable	$3,190,368	$16,500
Net liabilities assumed in acquisition	260,615	-

The accompanying notes are an integral part of these consolidated financial statements.

ANOTEROS, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
June 30, 2011 and December 31, 2010

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited balance sheets of Anoteros, Inc. at June 30, 2011 and related unaudited statements of operations, stockholders' equity and cash flows for the three and six months ended June 30, 2011 and 2010, have been prepared by management in conformity with United States generally accepted accounting principles.  In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.  It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the December 31, 2010 audited financial statements.  Operating results for the period ended June 30, 2011, are not necessarily indicative of the results that can be expected for the fiscal year ending December 31, 2011 or any other subsequent period.

NOTE 2 – GOING CONCERN

The Company's financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern.  During the six months ended June 30, 2011 the Company realized a net loss of $9,392,936 and has incurred an accumulated deficit of $22,746,549.  The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

In order to continue as a going concern, the Company will need, among other things, additional capital resources. Management's plan is to obtain such resources for the Company by obtaining capital from management and significant shareholders sufficient to meet its minimal operating expenses and seeking equity and/or debt financing. However management cannot provide any assurances that the Company will be successful in accomplishing any of its plans.

The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plans described in the preceding paragraph and eventually secure other sources of financing and attain profitable operations. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 3 – SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Principles of Consolidation
The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, COA Holdings, Inc and Doolittle Edutainment, Corp. All significant intercompany balances and transactions have been eliminated.

Recent Accounting Pronouncements
The Company has evaluated recent accounting pronouncements and their adoption has not had or is not expected to have a material impact on the Company’s financial position, or statements.

ANOTEROS, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
June 30, 2011 and December 31, 2010

NOTE 4 – RELATED PARTY NOTES PAYABLE

Prior to the acquisition of Anoteros, Inc., a shareholder has made several advances, and the Company has made some partial payments on the advances.  As of June 30, 2011, the principal balance of these advances totaled $925.   The loans accrue interest at 8.0% per annum.  Accrued interest at June 30, 2011 was $38,689.  The loans are due on demand.  During the six months ended June 30, 2011 the Company had borrowed $1,808 and made repayments of $176,380.  Interest of $2,291 was accrued and the Company paid $23,785 toward the accrued interest balance.

During the six months ended June 30, 2011, the Company borrowed $293,000 from other related parties.  The payables do not accrue interest, are due on demand and are unsecured.  The Company repaid $15,000 of these payables during the six months ended June 30, 2011.

During the six months ended June 30, 2011, the Company converted $225,289 of its outstanding payables to related parties into 342,403 shares of common stock valued at $205,442 based on the fair value of the stock at time of issuance.  The Company accordingly recognized a gain on the conversion of the notes of $19,847.

NOTE 5 – NOTES PAYABLE

During the year ended December 31, 2010, the Company borrowed $19,190 from unrelated parties.  The notes bears interest at 15% per annum, are unsecured and due on demand.  As of December 31, 2010, the Company had a total of $893,887 in promissory notes outstanding.  The Company made principal payments totaling $6,140 during the year and interest of $551,823 was accrued.  During the year ended 2010, the Company converted principle and accrued interest totaling $27,383 into 27,500 share of common stock valued at $16,500 based on the fair value of the stock at time of issuance.  The Company accordingly recognized a gain on the conversion of the notes of $10,833.

During the six months ended June 30, 2011, the Company made principal payments totaling $12,500 and accrued interest of $37,882 on these notes.  During the six months ended June 30, 2011, the Company converted principle of $830,385 and accrued interest of $493,494 into 4,974,874 shares of common stock valued at $2,984,926 based on the fair value of the stock at time of issuance.  The Company accordingly recognized a loss on the conversion of the notes of $1,661,047.

NOTE 6 – MERGER

Effective April 29, 2011, Anoteros, Inc., entered into an Agreement and Plan of Merger with COA Holding, Inc. (“COAH”), a Nevada corporation, whereby Anoteros acquired COAH through the merger of its newly formed subsidiary, Antero Payment Solutions, Inc.  Antero Payment Solutions, Inc. was the surviving corporation and a wholly owned subsidiary of Anoteros, Inc.  As a result of the merger, COAH will continue its current line of business as a wholly-owned subsidiary of Anoteros and will conduct its future operations under the name Antero Payment Solutions, Inc. Upon completion of the transaction, the former COAH shareholders owned approximately 48,361,737 restricted shares Anoteros, Inc. common stock, representing 93% of the outstanding common stock of Anoteros.  As a result, the acquisition has been recorded as a reverse merger with COAH being treated as the accounting acquirer and the Company as the legal acquirer (accounting acquiree).
As a result the Merger Agreement:

a)
each outstanding share of COAH common stock was cancelled, extinguished and converted into and become the right to receive their pro rata portion of the Merger Consideration which shall be equal to the number of shares of COAH Common Stock held by each COAH Shareholder multiplied by the Exchange Ratio of 0.739127395 (the “Exchange Ratio”), rounded, if necessary, up to the nearest whole share of restricted Common Stock of the Company.  Based on the Exchange Ratio, as a result of the Merger, the COAH Shareholders own approximately 48,361,737 restricted shares of the Company.

ANOTEROS, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
June 30, 2011 and December 31, 2010

NOTE 6 – MERGER (CONTINUED)

b)
each COAH Warrant to purchase shares of COAH Common Stock, whether vested or unvested, ceased to represent a right to acquire shares of COAH Common Stock and were be converted, without any action on the part of such Warrant Holder, into a warrant to purchase shares of restricted the Company’s Common Stock on the same terms and conditions as were applicable under such COAH Warrant prior to the Effective Time. The number of shares of Company Common Stock subject to each such Company Warrant is equal to the number of shares of COAH Common Stock subject to each such COAH Warrant multiplied by the Exchange Ratio, rounded, if necessary, up to the nearest whole share of Company Common Stock, and such Company Warrant shall have an exercise price per share (rounded to the nearest cent) equal to the per share exercise price specified in such COAH Warrant divided by the Exchange Ratio;

c)
the number of shares which each Convertible Note is entitled to convert into COAH Common Stock, was adjusted such that such Convertible Note represents a right to acquire the number of shares of Company Common Stock equal to the number of shares of COAH Common Stock subject to each such Convertible Note multiplied by the Exchange Ratio, rounded, if necessary, up to the nearest whole share of Company Common Stock, and have a conversion price per share (rounded to the nearest cent) equal to the per share conversion price specified in such Convertible Note divided by the Exchange  Ratio.

A description of the specific terms and conditions of the Merger is set forth in the Merger Agreement filed as an Exhibit 2.01 to the Form 8-K filed by Anoteros on March 30, 2011.

NOTE 7 – COMMON STOCK

Effective April 29, 2011, the Company issued 3,448,887 shares of stock in a recapitalization with Anoteros, Inc.  Immediately following the acquisition, the shareholders of the Company owned approximately 93% of the total shares outstanding of the combined entity.  Accordingly, the acquisition has been recorded as a reverse merger with COA Holdings, Inc being treated as the accounting acquirer and the Company as the legal acquirer (accounting acquiree).  Thus, the consolidated financial statements reflect the operating history of COA Holdings, Inc.

During the six months ended June 30, 2011, the Company issued 3,470,415 shares of common stock to extinguish liabilities and accrued interest totaling $1,549,168.  The shares were valued at $3,190,368 based on the estimated fair value of the shares on the dates of issuance.  Accordingly, the Company recognized a net loss on conversion of debt of $1,641,200.

During the six months ended June 30, 2011, the Company issued 7,778,230 shares of common stock to officers and consultants in exchange for services.  The shares were valued based on the estimated fair value of the shares on the dates of issuance.  Accordingly, the Company recorded $7,150,558 as professional fees.

During the six months ended June 30, 2011, the Company issued 2,000,000 shares of common stock for cash proceeds of $200,000.

NOTE 8 – SUBSEQUENT EVENTS

Management performed an evaluation of Company activity through the date the financial statements were issued, and has concluded that there are no other significant subsequent events requiring disclosure.

ANOTEROS, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
June 30, 2011 and December 31, 2010

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

Company Overview

Anoteros Inc. (referred to as “Anoteros”, the “Company”, “we”, “us”, or “our”) was incorporated on September 25, 1996 under the laws of the State of Nevada, as Out of Bounds Sports Co. and initially entered the sportswear market, manufacturing and marketing tee shirts, golf shorts and hats with the “OB Golf” and “OB Sports” logo.

Thereafter, the Company turned its focus to the children’s education and entertainment arena utilizing the gorilla charter “Doolittle” depicted in various sporting activities and worked on various story lines and character treatments.  We completed the final story line and draft of Book 1 – The Story of Doolittle, an Exceptional Young Gorilla in May 2000. The story line and preliminary draft of Book 2 – The Adventures of Dynamic Doolittle – Episode 1 “The Problem with Paulie Python” was completed in October 2000 and, the story line and preliminary draft of Book 3 - Doolittle’s Very, Very Bad Day was completed in May 2001.

On February 19, 2002, the Company formed Doolittle Edutainment Corp., a Nevada corporation (“Doolittle Edutainment”) as a wholly-owned subsidiary, for the purpose of holding the intellectual property and other assets relating to the Company’s Doolittle books and product line.

On September 22, 2004, the Company changed our name from Out of Bounds Sports Co. to Anoteros, Inc.

Quarterly Developments

On April 29, 2011, the Company closed an Agreement and Plan of Merger (the “Merger Agreement”) with COA Holdings, Inc., a Nevada corporation (“COAH”), Antero Payment Solutions, Inc., a Nevada corporation and wholly-owned subsidiary of Anoteros (“Merger Sub”), and certain Major Shareholders of COAH (the “Major Shareholders”) whereby Anoteros acquired COAH through the Merger of COAH with and into Merger Sub (the “Merger”) with Merger Sub being the surviving corporation, and the business of COAH continuing through Merger Sub, under the name Antero Payment Solutions, Inc., as a wholly-owned subsidiary of the Company.  A description of the specific terms and conditions of the Merger is set forth in the Merger Agreement filed as an Exhibit 2.01 to the Form 8-K filed by the Company on March 30, 2011, and is incorporated herein by reference.

ANOTEROS, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
June 30, 2011 and December 31, 2010

Current Operations

We currently operate through our two wholly-owned subsidiaries, Antero Payment Solutions, Inc. and Doolittle Edutainment Corp.

Antero Payment Solutions, Inc.

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

Doolittle Edutainment Corp.

Doolittle Edutainment Corp. is engaged in the children’s education and entertainment market, continues its plan for publication and distribution of its children books, and further development of additional books and exploitation of its intellectual property rights focused around its main character, “Doolittle.”  Following the completion of its third title book in July 2007, the Company entered into an agreement with BookMasters Inc., to print an initial run of 250 of each of the first three book titles for marketing and presentation purposes to various children's literary agents to seek publication.  With this printing of the first three titles the copyright process was completed and these titles entered into the Library of Congress.  In September 2009, the Company proceeded with its 2nd printing of 100 each of the Doolittle book series of Books 1, 2 and 3, which books are made available for sale on the Company’s website and through various distribution channels it is working to secure.

Doolittle Option Agreement

Pursuant to the terms of the Merger Agreement, the Company entered into an Option Agreement with George G. Chachas, under which George G. Chachas will have the Option to call and acquire all of the capital stock of Doolittle Edutainment Corp. Mr. Chachas granted the Company with the Option to put all of the capital stock of Doolittle Edutainment Corp. (including all assets and intellectual property owned by Doolittle Edutainment) and liabilities associated with Doolittle Edutainment Corp., and of the Company, as of June 30, 2011, to Mr. Chachas, which would result in the elimination of Doolittle Edutainment as a business unit and all liabilities of the Company will transfer to Doolittle Edutainment.  The foregoing is a summary of the Option Agreement.  The Option Agreement is filed as an Exhibit 10.07 to the Form 8-K filed by the Company on May 3, 2011, which is incorporated herein by reference.

Results of Operations

Effective April 29, 2011, Anoteros, Inc., entered into an Agreement and Plan of Merger with COA Holding, Inc. (“COAH”), a Nevada corporation, whereby Anoteros acquired COAH through the merger of its newly formed subsidiary, Antero Payment Solutions, Inc.  Antero Payment Solutions, Inc. was the surviving corporation and a wholly owned subsidiary of Anoteros, Inc.  As a result of the merger, COAH will continue its current line of business as a wholly-owned subsidiary of Anoteros and will conduct its future operations under the name Antero Payment Solutions, Inc.

Upon completion of the transaction, the former COAH shareholders owned approximately 48,361,737 restricted shares Anoteros, Inc. common stock, representing 93% of the outstanding common stock of Anoteros.  As a result, the acquisition has been recorded as a reverse merger with COAH being treated as the accounting acquirer and the Company as the legal acquirer (accounting acquiree).  As such, the activities and results of operations for both COAH and Anoteros have been combined as of the acquisition date.  The comparative figures to be mentioned below include only the operations of COAH

Three months ended June 30, 2011 compared to the three months ended June 30, 2010

For the three months ended June 30, 2011, the Company had revenue of $555 compared with revenue of $298,221 for the comparable period in 2010.  The decrease in revenue is due to a cease in operations while the Company was restructured.  As the Company enters into new distribution agreements, revenue is expected to increase.

ANOTEROS, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
June 30, 2011 and December 31, 2010

Cost of sales for the three months ended June 30, 2011 was $132,571 compared to $224,236 for the comparable period in 2010.  The Company has incurred expenses in 2011 associated with resuming its operations.  As revenues resume, the Company expected margins to be comparable to historical trends.

Operating expenses for the three months ended June 30, 2011 totaled $264,533 compared to $209,566 for the comparable period in 2010.  This increase resulted primarily from the Company’s concerted efforts to resume operations, which resulted in increases in both professional and general and administrative expenses incurred during the current period.

The Company incurred a net loss of $396,549 during the three month period ended June 30, 2011 compared to $135,581 for the comparable period in 2010.  As noted above, this increase resulted primarily from the Company’s concerted efforts to resume operations, which resulted in increases in both professional and general and administrative expenses incurred during the current period.  Basic net loss per share was $(0.01) for the three month period ended June 30, 2011, compared to a basic net loss per share of $(0.00) from the comparable period of 2010.

Six months ended June 30, 2011 compared to the six months ended June 30, 2010

For the six months ended June 30, 2011, the Company had revenue of $1,667 compared with revenue of $413,641 for the comparable period in 2010.  The decrease in revenue is due to a cease in operations while the Company was restructured.  As the Company enters into new distribution agreements, revenue is expected to increase.

Cost of sales for the six months ended June 30, 2011 was $227,894 compared to $310,052 for the comparable period in 2010.  The Company has incurred expenses in 2011 associated with resuming its operations.  As revenues resume, the Company expected margins to be comparable to historical trends.

Operating expenses for the six months ended June 30, 2011 totaled $7,534,837 compared to $1,886,392 for the comparable period in 2010.  This increase resulted primarily from the Company’s concerted efforts to resume operations, which resulted in increases in both professional and general and administrative expenses incurred during the current period.  During the six month period in 2011, the Company issued stock and warrants valued at $7,184,504 for services rendered and realized a loss on the conversion of debt of $1,592,075.  During 2010, the Company issued stock valued at $1,480,000 for services rendered and had a gain on the conversion of debts of $10,833.  Absent these large non-cash expenses, operating expenses would have been $350,333 during the three months ended June 30, 2011 and $458,392 for the comparable period in 2010.

Other income and expenses for the six month period ended June 30, 2011 and 2010, were $1,631,872 and $ 73,864, respectively.  The Company recorded interest expense of $39,797 and $84,747 during 2011 and 2010, respectively.  The Company also realized a loss on the conversion of debt of $1,641,200 and a gain on the conversion of debts of $10,833 in 2010.

The Company incurred a net loss of $9,392,936 during the three month period ended June 30, 2011 compared to $1,856,667 for the comparable period in 2010.  As noted above, this increase resulted primarily from the Company’s concerted efforts to resume operations, which resulted in increases in both professional and general and administrative expenses incurred during the current period as well as the large expenses associated with the non-cash expenses related to the settling of debt and issuing stock for services.  Basic net loss per share was $(0.01) for the three month period ended June 30, 2011, compared to a basic net loss per share of $(0.00) from the comparable period of 2010.

Absent the large non-cash expenses mentioned above, net loss would have been $616,357  during the three months ended June 30, 2011 and $439,550 for the comparable period in 2010.

Liquidity and Capital Resources

ANOTEROS, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
June 30, 2011 and December 31, 2010

As of June 30, 2011, the Company had a negative working capital of $980,570 compared to a negative working capital of $1,869,976 at December 31, 2010. The change in working capital resulted primarily from the conversion of debt totaling $3,190,368 during the six months ended June 30, 2011.

During the six months ended June 30, 2011 the Company experienced negative cash flow of $275,186 from operating activities.  The Company met its cash requirements during this period through its debt and equity financing activities, realizing a cash inflow from financing activities in the amount of $308,934.

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

Our management evaluated, with the participation of our Certifying Officer, the effectiveness of our disclosure controls and procedures as of June 30, 2011, pursuant to Rule 13a-15(b) under the Securities Exchange Act. Based upon that evaluation, our Certifying Officer concluded that, as of June 30, 2011, our disclosure controls and procedures were not effective due to the fact that the Company is unable to maintain adequate segregation of duties and lacks an audit committee.  The Company plans to address these material deficiencies as capital to do so becomes available.

Changes in Internal Controls

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS.

None, except as previously reported.

ANOTEROS, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
June 30, 2011 and December 31, 2010

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

None, except as previously reported.

ITEM 4.  [REMOVED AND RESERVED]

ITEM 5.  OTHER INFORMATION.

None, except as previously reported.

ITEM 6. EXHIBITS

1.           Financial Statements.  The unaudited Balance Sheet of Anoteros, Inc., and subsidiaries as of June 30, 2011 and the audited balance sheet as of December 31, 2010,  the unaudited Consolidated Statements of Operations for the six month periods ended June 30, 2011 and 2010, the Consolidated Statements of Stockholders’ Equity (Deficit) from December 31, 2009 to June 30, 2011, and the unaudited Consolidated Statements of Cash Flows for the six-month periods ended June 30, 2011 and 2010, and together with the notes thereto, are included in this Quarterly Report on Form 10-Q.

3.           Exhibits. The following exhibits are either filed as a part hereof or are incorporated by reference. Exhibit numbers correspond to the numbering system in Item 601 of Regulation S-K.

Exhibit
Number	Description of Exhibit
2.01	Agreement and Plan of Merger	Incorporated by reference to our Form 8-K filed with the SEC on March 30, 2011
3.01	Articles of Incorporation	Incorporated by reference to our Registration Statement on Form 10SB filed on April 12, 2007
3.02	Restated Articles of Incorporation	Incorporated by reference to our Registration Statement on Form 10SB filed on April 12, 2007
3.03	Bylaws	Incorporated by reference to our Registration Statement on Form 10SB filed on April 12, 2007
3.04	Certificate of Change Pursuant to NRS 78.209	Incorporated by reference to our Form 8-K filed with the SEC on September 18, 2009
10.06	2007 Long Term Incentive Plan	Incorporated by reference to our Form 10-KSB filed with the SEC on March 27, 2008
10.07	Literary Agent Agreement dated September 25, 2009	Incorporated by reference to our Form 8-K filed with the SEC on September 29, 2009
10.06	Option Agreement dated April 29, 2011	Incorporated by reference to our Form 8-K filed with the SEC on May 3, 2011
10.07	Michael J. Sinnwell Jr. – Employment Agreement dated April 29, 2011	Incorporated by reference to our Form 8-K filed with the SEC on May 3, 2011
10.08	Kevin Vining – Employment Agreement dated April 29, 2011	Incorporated by reference to our Form 8-K filed with the SEC on May 3, 2011
10.9	Michael J. Sinnwell Jr., – Confidential Information and Invention Assignment Agreement	Incorporated by reference to our Form 8-K filed with the SEC on May 3, 2011
10.10	Kevin Vining – Confidential Information and Invention Assignment Agreement	Incorporated by reference to our Form 8-K filed with the SEC on May 3, 2011
10.11	Glenn Geller – Lock-Up Agreement	Incorporated by reference to our Form 8-K filed with the SEC on May 3, 2011
10.12	Greg Geller – Lock-Up Agreement	Incorporated by reference to our Form 8-K filed with the SEC on May 3, 2011
10.13	Gaden Griffin – Lock-Up Agreement	Incorporated by reference to our Form 8-K filed with the SEC on May 3, 2011
10.14	Tom Kelley - Lock-Up Agreement	Incorporated by reference to our Form 8-K filed with the SEC on May 3, 2011
10.15	Marla Beans - Lock-Up Agreement	Incorporated by reference to our Form 8-K filed with the SEC on May 3, 2011
10.16	Tom Smith - Lock-Up Agreement	Incorporated by reference to our Form 8-K filed with the SEC on May 3, 2011
21.01	List of Subsidiaries	Filed herewith.
31.01	Certification of Principal Executive Officer Pursuant to Rule 13a-14	Filed herewith
31.02	Certification of Principal Financial Officer Pursuant to Rule 13a-14	Filed herewith
32.01	CEO and CFO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act	Filed herewith

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the Undersigned, thereunto duly authorized.

ANOTEROS INC.

Dated: August 10, 2011	By:	/s/ Michael J. Sinnwell Jr.
By: Michael J. Sinnwell Jr.
Its: President and CEO