Form 10-Q/A
period 2011-06-30
Anoteros, Inc.
filed 2011-08-24
CIK 1390292

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________

FORM 10-Q/A
Amendment No. 1

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
Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  ☒ Yes   ☐ No (Not required)

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

EXPLANATORY NOTE

The purpose of this Amendment No. 1 to the Quarterly Report of Anoteros, Inc. (the “Company”) on Form 10-Q for the quarterly period ended June 30, 2011, filed with the Securities and Exchange Commission on August 15, 2011 (the “Form 10-Q”), is to furnish Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T and to furnish Exhibit 21.01 to the Form 10-Q.  Exhibit 101 to this report provides the consolidated financial statements and related notes from the Form 10-Q formatted in XBRL (eXtensible Business Reporting Language).

Other than the aforementioned, no other changes have been made to the Form 10-Q.  This Amendment No. 1 to the Form 10-Q speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Form 10-Q.

Pursuant to Rule 406T of Regulation S-T, the interactive data files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

Item 6.	Exhibits
Exhibit
Number	Description of Exhibit
2.01	Agreement and Plan of Merger	Incorporated by reference to our Form 8-K filed with the SEC on March 30, 2011
3.01	Articles of Incorporation	Incorporated by reference to our Registration Statement on Form 10SB filed on April 12, 2007
3.02	Restated Articles of Incorporation	Incorporated by reference to our Registration Statement on Form 10SB filed on April 12, 2007
3.03	Bylaws	Incorporated by reference to our Registration Statement on Form 10SB filed on April 12, 2007
3.04	Certificate of Change Pursuant to NRS 78.209	Incorporated by reference to our Form 8-K filed with the SEC on September 18, 2009
10.06	2007 Long Term Incentive Plan	Incorporated by reference to our Form 10-KSB filed with the SEC on March 27, 2008
10.07	Literary Agent Agreement dated September 25, 2009	Incorporated by reference to our Form 8-K filed with the SEC on September 29, 2009
10.06	Option Agreement dated April 29, 2011	Incorporated by reference to our Form 8-K filed with the SEC on May 3, 2011
10.07	Michael J. Sinnwell Jr. – Employment Agreement dated April 29, 2011	Incorporated by reference to our Form 8-K filed with the SEC on May 3, 2011
10.08	Kevin Vining – Employment Agreement dated April 29, 2011	Incorporated by reference to our Form 8-K filed with the SEC on May 3, 2011
10.9	Michael J. Sinnwell Jr., – Confidential Information and Invention Assignment Agreement	Incorporated by reference to our Form 8-K filed with the SEC on May 3, 2011
10.10	Kevin Vining – Confidential Information and Invention Assignment Agreement	Incorporated by reference to our Form 8-K filed with the SEC on May 3, 2011
10.11	Glenn Geller – Lock-Up Agreement	Incorporated by reference to our Form 8-K filed with the SEC on May 3, 2011
10.12	Greg Geller – Lock-Up Agreement	Incorporated by reference to our Form 8-K filed with the SEC on May 3, 2011
10.13	Gaden Griffin – Lock-Up Agreement	Incorporated by reference to our Form 8-K filed with the SEC on May 3, 2011
10.14	Tom Kelley - Lock-Up Agreement	Incorporated by reference to our Form 8-K filed with the SEC on May 3, 2011
10.15	Marla Beans - Lock-Up Agreement	Incorporated by reference to our Form 8-K filed with the SEC on May 3, 2011
10.16	Tom Smith - Lock-Up Agreement	Incorporated by reference to our Form 8-K filed with the SEC on May 3, 2011
21.01	List of Subsidiaries	Filed herewith.
31.01	Certification of Principal Executive Officer Pursuant to Rule 13a-14	Incorporated by reference to our Form 10-Q filed with the SEC on August 15, 2011.
31.02	Certification of Principal Financial Officer Pursuant to Rule 13a-14	Incorporated by reference to our Form 10-Q filed with the SEC on August 15, 2011.
32.01	CEO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act	Incorporated by reference to our Form 10-Q filed with the SEC on August 15, 2011.
32.02	CFO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act	Incorporated by reference to our Form 10-Q filed with the SEC on August 15, 2011.
101	Interactive Data Files	Filed herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the Undersigned, thereunto duly authorized.

ANOTEROS INC.

Dated: August 22, 2011	By:	/s/ Michael J. Sinnwell Jr.
By: Michael J. Sinnwell Jr.
Its: President and CEO