Form 10-Q
period 2011-09-30
Anoteros, Inc.
filed 2011-11-14
CIK 1390292

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-Q

☒   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

☐    TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF 1934

For the transition period from ______ to _______

Commission File Number 000-52561

ANOTEROS, INC.

(Name of small business issuer in its charter)

Nevada	88-0368849
(State of incorporation)	(I.R.S. Employer Identification No.)

24328 Vermont Avenue, #300,
 Harbor City, CA 90710
 (Address of principal executive offices)

(310) 997-2482
 (Registrant’s telephone number)

with a copy to:
Carrillo Huettel, LLP
3033 Fifth Ave. Suite 400
San Diego, CA 92103
Telephone (619) 546-6100
Facsimile (619) 546-6060

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes☒      No☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes☒      No☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☐	Accelerated Filer	☐

Non-Accelerated Filer	☐	Smaller Reporting Company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes☐     No☒

As of November 9, 2011, there were 53,810,624 shares of the registrant’s $0.001 par value common stock issued and outstanding.

ANOTEROS, INC.

Special Note Regarding Forward-Looking Statements

Information included in this Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (“Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”). This information may involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of Anoteros, Inc. (the “Company”), to be materially different from future results, performance or achievements expressed or implied by any forward-looking statements. Forward-looking statements, which involve assumptions and describe future plans, strategies and expectations of the Company, are generally identifiable by use of the words “may,” “will,” “should,” “expect,” “anticipate,” “estimate,” “believe,” “intend,” or “project” or the negative of these words or other variations on these words or comparable terminology. These forward-looking statements are based on assumptions that may be incorrect, and there can be no assurance that these projections included in these forward-looking statements will come to pass. Actual results of the Company could differ materially from those expressed or implied by the forward-looking statements as a result of various factors. Except as required by applicable laws, the Company has no obligation to update publicly any forward-looking statements for any reason, even if new information becomes available or other events occur in the future.

*Please note that throughout this Quarterly Report, and unless otherwise noted, the words "we," "our," "us," “ANOS”, and the "Company” refers to Anoteros, Inc.

PART I - FINANCIAL INFORMATION

ITEM 1.                       FINANCIAL STATEMENTS

ANOTEROS, INC AND SUBSIDIARIES
Consolidated Balance Sheets

ASSETS
	September 30,	December 31,
	2011	2010*
	(Unaudited)
CURRENT ASSETS
Cash	$6,553	$18

Total Current Assets	6,553	18

TOTAL ASSETS	$6,553	$18

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued expenses	$577,166	$414,515
Accounts payable and accrued expenses - related party	44,295	-
Accrued interest	101,960	551,823
Notes payable - related party	186,000	9,769
Notes payable	164,470	893,887

Total Current Liabilities	1,073,891	1,869,994

TOTAL LIABILITIES	1,073,891	1,869,994

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock; 25,000,000 shares authorized,
at $0.001 par value, no shares issued and outstanding	-	-
Common stock; 100,000,000 shares authorized,
at $0.001 par value, 53,810,624 and 37,113,092
shares issued and outstanding, respectively	53,810	37,113
Additional paid-in capital	21,794,455	11,446,524
Accumulated deficit	(22,915,603)	(13,353,613)

Total Stockholders' Equity (Deficit)	(1,067,338)	(1,869,976)

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY (DEFICIT)	$6,553	$18

*Derived from audited financial statements

The accompanying notes are an integral part of these consolidated financial statements.

ANOTEROS, INC AND SUBSIDIARIES
Consolidated Statements of Operations
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010

REVENUES	$1,228	$3,576	$2,895	$494,241
COST OF SALES	10,024	3,566	237,918	313,618
GROSS PROFIT (LOSS)	(8,796)	10	(235,023)	180,623

OPERATING EXPENSES

Professional fees	64,733	13,012	7,433,699	1,843,252
General and administrative expenses	150,045	29,056	315,916	241,976

Total Operating Expenses	214,778	42,068	7,749,615	2,085,228

OPERATING LOSS	(223,574)	(42,058)	(7,984,638)	(1,904,605)

OTHER INCOME AND (EXPENSE)

Interest expense	(5,960)	(18,247)	(45,757)	(23,249)
Gain on settlement of debt	-	-	49,125	-
Gain on spin-off of subsidiary	60,480	-	60,480	-
Gain (loss) on conversion of debt	-	-	(1,641,200)	10,883

Total Other Income and Expense	54,520	(18,247)	(1,577,352)	(12,366)

LOSS BEFORE INCOME TAXES	(169,054)	(60,305)	(9,561,990)	(1,916,971)

PROVISION FOR INCOME TAXES	-	-	-	-

NET LOSS	$(169,054)	$(60,305)	$(9,561,990)	$(1,916,971)

BASIC LOSS PER SHARE	$(0.00)	$(0.00)	$(0.20)	$(0.04)

WEIGHTED AVERAGE NUMBER
OF SHARES OUTSTANDING:
BASIC AND DILUTED	53,810,624	49,331,031	48,321,344	48,623,868

The accompanying notes are an integral part of these consolidated financial statements.

ANOTEROS, INC AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Unaudited)
	For the Nine Months Ended
	September 30,
	2011	2010
OPERATING ACTIVITIES
Net loss	$(9,561,990)	$(1,916,971)
Adjustments to reconcile net loss to net cash
used by operating activities:
Common stock issued for services	7,150,558	1,428,000
Warrants and options issued for services	84,317	-
Gain on settlement of debt	(49,125)	-
Loss (gain) on conversion of debt	1,641,200	(10,883)
Gain on spin-off of subsidiary	(60,480)	-
Changes in operating assets and liabilities
Accounts receivable	-	(238,122)
Prepaid expenses	-	8,835
Accounts payable and accrued expenses	431,109	120,890
Related party accounts payable and accrued expenses	(43,063)	-

Net Cash (Used in) Operating Activities	(407,474)	(608,251)

INVESTING ACTIVITIES	-	-
FINANCING ACTIVITIES
Cash acquired in acquisition of subsidiary	168	-
Proceeds from notes payable - related party	402,721	-
Repayments of notes payable - related party	(176,380)	14,148
Repayments of notes payable	(12,500)	13,170
Common stock issued for cash	200,000	570,201

Net Cash Provided by Financing Activities	414,009	597,519

NET INCREASE (DECREASE) IN CASH	6,535	(10,732)
CASH AT BEGINNING OF PERIOD	18	17,831
CASH AT END OF PERIOD	$6,553	$7,099

SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION

CASH PAID FOR:
Interest	$-	$-
Income Taxes	-	-
NON CASH FINANCING ACTIVITIES:
Common stock issued to settle accounts and notes payable	$3,190,368	$16,500
Net liabilities assumed in acquisition	260,615	-

The accompanying notes are an integral part of these consolidated financial statements.

ANOTEROS, INC. AND SUBIDIARIES
Notes to the Consolidated Financial Statements
September 30, 2011 and December 31, 2010

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited balance sheets of the Company at September 30, 2011 and related unaudited statements of operations, stockholders' equity and cash flows for the three and nine months ended September 30, 2011 and 2010, have been prepared by management in conformity with United States generally accepted accounting principles.  In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.  It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the December 31, 2010 audited financial statements.  Operating results for the period ended September 30, 2011, are not necessarily indicative of the results that can be expected for the fiscal year ending December 31, 2011 or any other subsequent period.

NOTE 2 – GOING CONCERN

The Company's financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern.  During the nine months ended September 30, 2011 the Company realized a net loss of $9,561,990 and has incurred an accumulated deficit of $22,915,603.  The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

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

Principles of Consolidation
The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, COA Holdings, Inc and Dolittle Edutainment, Corp. (until September 14, 2011). All significant intercompany balances and transactions have been eliminated.

Recent Accounting Pronouncements
The Company has evaluated recent accounting pronouncements and their adoption has not had or is not expected to have a material impact on the Company’s financial position, or statements.

ANOTEROS, INC. AND SUBIDIARIES
Notes to the Consolidated Financial Statements
September 30, 2011 and December 31, 2010

NOTE 4 – RELATED PARTY NOTES PAYABLE

During the nine months ended September 30, 2011, the Company borrowed $402,721 from related parties.  The payables do not accrue interest, are due on demand and are unsecured.  The Company repaid $176,380 of these payables during the nine months ended September 30, 2011.

During the nine months ended September 30, 2011, the Company converted $225,289 of its outstanding payables to related parties into 342,403 shares of common stock valued at $205,442 based on the fair value of the stock at time of issuance.  The Company accordingly recognized a gain on the conversion of the notes of $19,847.

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

During the nine months ended September 30, 2011, the Company made principal payments totaling $12,500 and accrued interest of $43,631 on these notes.  During the nine months ended September 30, 2011, the Company converted principle of $830,385 and accrued interest of $493,494 into 4,974,874 shares of common stock valued at $2,984,926 based on the fair value of the stock at time of issuance.  The Company accordingly recognized a loss on the conversion of the notes of $1,661,047.

NOTE 6 – MERGER

Effective April 29, 2011, the Company, entered into an Agreement and Plan of Merger with COA Holding, Inc. (“COAH”), a Nevada corporation, whereby the Company acquired COAH through the merger of its newly formed subsidiary, Antero Payment Solutions, Inc.  Antero Payment Solutions, Inc. was the surviving corporation and a wholly-owned subsidiary of the Company.  As a result of the merger, COAH will continue its current line of business as a wholly-owned subsidiary of the Company and will conduct its future operations under the name Antero Payment Solutions, Inc. Upon completion of the transaction, the former COAH shareholders owned approximately 48,361,737 restricted shares of the Company’s common stock, representing 93% of the outstanding common stock of the Company.  As a result, the acquisition has been recorded as a reverse merger with COAH being treated as the accounting acquirer and the Company as the legal acquirer (accounting acquiree).

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

ANOTEROS, INC. AND SUBIDIARIES
Notes to the Consolidated Financial Statements
September 30, 2011 and December 31, 2010

NOTE 6 – MERGER (CONTINUED)

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

A description of the specific terms and conditions of the Merger is set forth in the Merger Agreement filed as an Exhibit 2.01 to the Form 8-K filed by the Company on March 30, 2011.

NOTE 7 – COMMON STOCK

Effective April 29, 2011, the Company issued 3,448,887 shares of stock in a recapitalization with COA Holdings, Inc.  Immediately following the acquisition, the shareholders of the COA Holdings, Inc. owned approximately 93% of the total shares outstanding of the combined entity.  Accordingly, the acquisition has been recorded as a reverse merger with COA Holdings, Inc being treated as the accounting acquirer and the Company as the legal acquirer (accounting acquiree).  Thus, the consolidated financial statements reflect the operating history of COA Holdings, Inc.

During the nine months ended September 30, 2011, the Company issued 3,470,415 shares of common stock to extinguish liabilities and accrued interest totaling $1,549,168.  The shares were valued at $3,190,368 based on the estimated fair value of the shares on the dates of issuance.  Accordingly, the Company recognized a net loss on conversion of debt of $1,641,200.

During the nine months ended September 30, 2011, the Company issued 7,778,230 shares of common stock to officers and consultants in exchange for services.  The shares were valued based on the estimated fair value of the shares on the dates of issuance.  Accordingly, the Company recorded $7,150,558 as professional fees.

During the nine months ended September 30, 2011, the Company issued 2,000,000 shares of common stock for cash proceeds of $200,000.

NOTE 8 – SPIN-OFF OF DOOLITTLE SUBSIDIARY

Effective September 14, 2011, the Company entered into an Assignment and Assumption Agreement whereby it agreed to transfer: a) 100% of its ownership of its subsidiary Doolittle Edutainment Corp, and b) all its rights to an intercompany receivable in the amount of $32,185 owed to the Company by Doolittle.  In exchange for this transfer, it was agreed that the Company would also assign to Doolittle certain Company liabilities, totaling $98,987.  Pursuant to this transaction, the Company recorded a Gain on Spin-off of Subsidiary in the amount of $60,480.

NOTE 9 – SUBSEQUENT EVENTS

On October 7, 2011, the Company executed a Credit Line Agreement (the "Credit Line") with South Bay Capital (the “Lender”). Under the terms of the Credit Line, the Company may borrow, from time to time, up to the principal amount of $370,000 until September 15, 2013 the Maturity Date (“Maturity Date”). The annual interest rate of the Credit Line is 8%. The Credit Line contains customary events of default, including, among others, non-payment of principal and interest and in the event the Company is involved in certain insolvency proceedings. In the event of a default, all of the obligations of the Company under the Credit Line may be declared immediately due and payable.  On the election of Lender, the outstanding principal and accrued interest may be repaid either in cash or the Lender shall have the right to convert all or any portion of the outstanding principal amount and accrued interest into fully paid and non-assessable shares of Company’s common stock.

Management performed an evaluation of Company activity through the date the financial statements were issued, and has concluded that there are no other significant subsequent events requiring disclosure.

ITEM 2.                       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATION

FORWARD-LOOKING STATEMENTS

                This Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A) contains forward-looking statements that involve known and unknown risks, significant uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed, or implied, by those forward-looking statements.  You can identify forward-looking statements by the use of the words may, will, should, could, expects, plans, anticipates, believes, estimates, predicts, intends, potential, proposed, or continue or the negative of those terms.  These statements are only predictions. In evaluating these statements, you should consider various factors which may cause our actual results to differ materially from any forward-looking statements.  Although we believe that the exceptions reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements.  Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements.  We undertake no obligation to revise or update publicly any forward-looking statements for any reason.

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

    Upon completion of the transaction, the former COAH shareholders owned approximately 48,361,737 restricted shares Anoteros, Inc. common stock, representing 93% of the outstanding common stock of Anoteros.  As a result, the acquisition has been recorded as a reverse merger with COAH being treated as the accounting acquirer and the Company as the legal acquirer (accounting acquiree).  As such, the activities and results of operations for both COAH and Anoteros have been combined as of the acquisition date.  The comparative figures to be mentioned below include only the operations of COAH.

Three months ended September 30, 2011 compared to the three months ended September 30, 2010

    For the three months ended September 30, 2011, the Company had revenue of $1,228 compared with revenue of $3,576 for the comparable period in 2010.  The decrease in revenue is due to a cease in operations while the Company was restructured.  As the Company enters into new distribution agreements, revenue is expected to increase.

    Cost of sales for the three months ended September 30, 2011 was $10,024 compared to $3,566 for the comparable period in 2010.  The Company has incurred expenses in 2011 associated with resuming its operations.  As revenues resume, the Company expected margins to be comparable to historical trends.

    Operating expenses for the three months ended September 30, 2011 totaled $214,778 compared to $42,068 for the comparable period in 2010.  This increase resulted primarily from the Company’s concerted efforts to resume operations, which resulted in increases in both professional and general and administrative expenses incurred during the current period.

    The Company incurred a net loss of $169,054 during the three month period ended September 30, 2011 compared to $60,305 for the comparable period in 2010.  As noted above, this increase resulted primarily from the Company’s concerted efforts to resume operations, which resulted in increases in both professional and general and administrative expenses incurred during the current period.  Basic net loss per share was $(0.00) for the three month period ended September 30, 2011, compared to a basic net loss per share of $(0.00) from the comparable period of 2010.

Nine months ended September 30, 2011 compared to the nine months ended September 30, 2010

    For the nine months ended September 30, 2011, the Company had revenue of $2,895 compared with revenue of $494,241 for the comparable period in 2010.  The decrease in revenue is due to a cease in operations while the Company was restructured.  As the Company enters into new distribution agreements, revenue is expected to increase.

    Cost of sales for the nine months ended September 30, 2011 was $237,918 compared to $313,618 for the comparable period in 2010.  The Company has incurred expenses in 2011 associated with resuming its operations.  As revenues resume, the Company expected margins to be comparable to historical trends.

    Operating expenses for the nine months ended September 30, 2011 totaled $7,749,615 compared to $2,085,228 for the comparable period in 2010.  This increase resulted primarily from the Company’s concerted efforts to resume operations, which resulted in increases in both professional and general and administrative expenses incurred during the current period.  During the nine month period in 2011, the Company issued stock and warrants valued at $7,234,875 for services rendered and realized a loss on the conversion of debt of $1,641,200.  During 2010, the Company issued stock valued at $1,428,000 for services rendered and had a gain on the conversion of debts of $10,833.  Absent these large non-cash expenses, operating expenses would have been $1,126,460 during the nine months ended September 30, 2011 and $458,392 for the comparable period in 2010.

    Other income and expenses for the ninth month period ended September 30, 2011 and 2010, were $1,577,352 and $12,366 respectively.  The Company recorded interest expense of $45,757 and $23,249 during 2011 and 2010, respectively.  The Company also realized a loss on the conversion of debt of $1,641,200 and a gain on the conversion of debts of $10,833 in 2010.

    The Company incurred a net loss of $9,561,990 during the nine month period ended September 30, 2011 compared to $1,916,971 for the comparable period in 2010.  As noted above, this increase resulted primarily from the Company’s concerted efforts to resume operations, which resulted in increases in both professional and general and administrative expenses incurred during the current period as well as the large expenses associated with the non-cash expenses related to the settling of debt and issuing stock for services.  Basic net loss per share was $(0.20) for the nine month period ended September 30, 2011, compared to a basic net loss per share of $(0.04) from the comparable period of 2010.

    Absent the large non-cash expenses mentioned above, net loss would have been $735,040 during the nine months ended September 30, 2011 and $499,854 for the comparable period in 2010.

Liquidity and Capital Resources

    As of September 30, 2011, the Company had a negative working capital of $1,067,338 compared to a negative working capital of $1,869,976 at December 31, 2010. The change in working capital resulted primarily from the conversion of debt totaling $3,190,368 during the nine months ended September 30, 2011.

    During the nine months ended September 30, 2011 the Company experienced negative cash flow of $407,474 from operating activities.  The Company met its cash requirements during this period through its debt and equity financing activities, realizing a cash inflow from financing activities in the amount of $414,009.

Going Concern

                We have not attained profitable operations and are dependent upon obtaining financing to pursue any extensive acquisitions and activities. For these reasons, our auditors stated in their report on our audited financial statements that they have substantial doubt that we will be able to continue as a going concern without further financing.

Off-Balance Sheet Arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to stockholders.

Future Financings

We will continue to rely on equity sales of our common shares in order to continue to fund our business operations. Issuances of additional shares will result in dilution to existing stockholders. There is no assurance that we will achieve any additional sales of the equity securities or arrange for debt or other financing to fund our operations and other activities.

Critical Accounting Policies

Our financial statements and accompanying notes have been prepared in accordance with United States generally accepted accounting principles applied on a consistent basis. The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods.

We regularly evaluate the accounting policies and estimates that we use to prepare our financial statements. A complete summary of these policies is included in the notes to our financial statements. In general, management's estimates are based on historical experience, on information from third party professionals, and on various other assumptions that are believed to be reasonable under the facts and circumstances. Actual results could differ from those estimates made by management.

Recently Issued Accounting Pronouncements

The Company has implemented all new accounting pronouncements that are in effect. These pronouncements did not have any material impact on the financial statements unless otherwise disclosed, and the Company does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

ITEM 3.                       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 4.                       CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by our company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management carried out an evaluation under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 ("Exchange Act"). Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms. Please refer to our Annual Report on Form 10-K as filed with the SEC on February 2, 2011, for a complete discussion relating to the foregoing evaluation of Disclosures and Procedures.

Changes in Internal Control over Financial Reporting

Our management has also evaluated our internal control over financial reporting, and there have been no significant changes in our internal controls or in other factors that could significantly affect those controls subsequent to the date of our last evaluation.

The Company is not required by current SEC rules to include, and does not include, an auditor's attestation report. The Company's registered public accounting firm has not attested to Management's reports on the Company's internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.                       LEGAL PROCEEDINGS

We know of no material, existing or pending legal proceedings against our company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which our director, officer or any affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

ITEM 1A.                    RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 2.                       UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

                1.             Quarterly Issuances:

During the quarter, we did not issue any unregistered securities other than as previously disclosed.

2.            Subsequent Issuances:

Subsequent to the quarter, we did not issue any unregistered securities other than as previously disclosed.

ITEM 3.                       DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.                       [REMOVED AND RESERVED]

ITEM 5.                       OTHER INFORMATION

None.

ITEM 6.                      EXHIBITS

Exhibit Number	Description of Exhibit	Filing
2.01	Agreement and Plan of Merger by and among the Company, Antero Payment Solutions Inc., and COA Holdings, Inc. dated March 29, 2011	Incorporated by reference to our Form 8-K filed with the SEC on March 30, 2011.
3.01	Articles of Incorporation	Incorporated by reference to our Registration Statement on Form 10SB filed on April 12, 2007.
3.01(a)	Restated Articles of Incorporation	Incorporated by reference to our Registration Statement on Form 10SB filed on April 12, 2007.
3.01(b)	Certificate of Change Pursuant to NRS 78.209	Incorporated by reference to our Form 8-K filed with the SEC on September 18, 2009.
3.02	Bylaws	Incorporated by reference to our Registration Statement on Form 10SB filed on April 12, 2007.
4.01	2007 Long Term Incentive Plan	Incorporated by reference to our Form 10-KSB filed with the SEC on April 29, 2008.
10.01	Literary Agent Agreement by and between Doolittle Edutainment Corp. and Geraldine Blecker dated September 25, 2009	Incorporated by reference to our Form 8-K filed with the SEC on September 29, 2009.
10.02	Lock-Up Agreement by and between COA Holdings, Inc. and Tom Kelley dated April 5, 2011	Incorporated by reference to our Form 8-K filed with the SEC on May 3, 2011.
10.03	Lock-Up Agreement by and between COA Holdings, Inc. and Greg Geller dated April 6, 2011	Incorporated by reference to our Form 8-K filed with the SEC on May 3, 2011.
10.04	Lock-Up Agreement by and between COA Holdings, Inc. and Tom Smith dated April 7, 2011	Incorporated by reference to our Form 8-K filed with the SEC on May 3, 2011.
10.05	Lock-Up Agreement by and between COA Holdings, Inc. and Glenn Geller dated April 7, 2011	Incorporated by reference to our Form 8-K filed with the SEC on May 3, 2011.
10.06	Lock-Up Agreement by and between COA Holdings, Inc. and Gaden Griffin dated April 7, 2011	Incorporated by reference to our Form 8-K filed with the SEC on May 3, 2011.
10.07	Lock-Up Agreement by and between COA Holdings, Inc. and Marla Beans dated April 12, 2011	Incorporated by reference to our Form 8-K filed with the SEC on May 3, 2011.
10.08	Employment Agreement by and between the Company and Michael J. Sinnwell, Jr. dated April 12, 2011	Incorporated by reference to our Form 8-K filed with the SEC on May 3, 2011.
10.09	Confidential Information and Invention Assignment Agreement by and among the Company, Antero Payment Solutions, Inc., and Michael J. Sinnwell Jr. dated April 13, 2011	Incorporated by reference to our Form 8-K filed with the SEC on May 3, 2011.
10.10	Option Agreement by and among the Company, Doolittle Edutainment Corp. and George Chachas dated April 29, 2011	Incorporated by reference to our Form 8-K filed with the SEC on May 3, 2011.
10.11	Employment Agreement by and between Antero Payment Solutions, Inc. and Kevin Vining dated April 29, 2011	Incorporated by reference to our Form 8-K filed with the SEC on May 3, 2011.
10.12	Confidential Information and Invention Assignment Agreement by and between Antero Payment Solutions, Inc. and Kevin Vining dated April 29, 2011	Incorporated by reference to our Form 8-K filed with the SEC on May 3, 2011.
10.13	Distribution Agreement by and between Antero Payment Solutions, Inc. and TFG Card Solutions dated July 21, 2011	Incorporated by reference to our Form 8-K filed with the SEC on July 27, 2011.
10.14	Independent Sales Representative Agreement by and between Antero Payment Solutions, Inc. and Veritec Financial Systems, Inc. dated July 21, 2011	Incorporated by reference to our Form 8-K filed with the SEC on July 27, 2011.
10.15	Joint Venture Agreement by and among Antero Payment Solutions, Inc. and Veritec Financial Systems, Inc. dated August 29, 2011	Incorporated by reference to our Form 8-K filed with the SEC on September 1, 2011.
10.16	Assignment and Assumption Agreement by and among the Company, Doolittle Edutainment Corp. and George Chachas dated September 14, 2011	Incorporated by reference to our Form 8-K filed with the SEC on September 19, 2011.
10.17	Private Labeled Agreement by and between Antero Payment Solutions, Inc. and PayRoll Innovations, LLC dated October 3, 2011	Incorporated by reference to our Form 8-K filed with the SEC on October 5, 2011.
10.18	Credit Line Agreement by and between the Company and South Bay Capital dated October 7, 2011	Incorporated by reference to our Form 8-K filed with the SEC on October 11, 2011.
10.19	Private Labeled Agreement by and between Antero Payment Solutions, Inc. and Consolidated Fleet Management Corp. dated October 20, 2011	Incorporated by reference to our Form 8-K filed with the SEC on October 21, 2011.
16.01	Letter from HJ Associates & Consultants, LLP dated July 14, 2011	Incorporated by reference to our Form 8-K filed with the SEC on July 14, 2011.
31.01	Certification of Principal Executive Officer Pursuant to Rule 13a-14	Filed herewith.
31.02	Certification of Principal Financial Officer Pursuant to Rule 13a-14	Filed herewith
32.01	CEO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act	Filed herewith.
32.02	CFO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act	Filed herewith.
101.INS*	XBRL Instance Document	Filed herewith.
101.SCH*	XBRL Taxonomy Extension Schema Document	Filed herewith.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith.
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document	Filed herewith.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith.

*Pursuant to Regulation S-T, this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ANOTEROS, INC.
Dated: November 14, 2011	/s/ Michael J. Sinnwell, Jr.
MICHAEL J. SINNWELL, JR.
Its: Chief Executive Officer (Principal Executive Officer)

Dated: November 14, 2011	/s/Michael Lerma
MICHAEL LERMA
Its: Chief Financial Officer (Principal Financial Officer)