Form 10-K
period 2011-12-31
Anoteros, Inc.
filed 2012-04-16
CIK 1390292

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2011

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ________ to ______

ANOTEROS, INC.
(Exact name of registrant as specified in its charter)

Nevada	000-52561	88-0368849
(State or other jurisdiction	(Commission File Number)	(IRS Employer
of Incorporation)		Identification Number)
6601 Center Drive West, Suite 500 Los Angeles, CA 90045 (Address of principal executive offices)
(310) 997-2482
(Registrant’s Telephone Number)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐  No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐   No ☐  (not required)

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐	Accelerated Filer ☐

Non-Accelerated Filer ☐	Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes  ☐   No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2011 was approximately $44,758,692 based upon the price $1.35 at which the common stock was last sold as of the last business day of the most recently completed second fiscal quarter, multiplied by the approximate number of shares of common stock held by persons other than executive officers, directors and five percent stockholders of the registrant without conceding that any such person is an “affiliate” of the registrant for purposes of the federal securities laws.

As of April 9, 2012, there were 53,810,624 shares of the registrant’s $0.001 par value common stock issued and outstanding.

Documents incorporated by reference: None

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements are not historical facts but rather are based on current expectations, estimates and projections. We may use words such as “anticipate,” “expect,” “intend,” “plan,” “believe,” “foresee,” “estimate” and variations of these words and similar expressions to identify forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and other factors, some of which are beyond our control, are difficult to predict and could cause actual results to differ materially from those expressed or forecasted. These risks and uncertainties include the following:

•	The availability and adequacy of our cash flow to meet our requirements;
•	Economic, competitive, demographic, business and other conditions in our local and regional markets;
•	Changes or developments in laws, regulations or taxes in our industry;
•	Actions taken or omitted to be taken by third parties including our suppliers and competitors, as well as legislative, regulatory, judicial and other governmental authorities;
•	Competition in our industry;
•	The loss of or failure to obtain any license or permit necessary or desirable in the operation of our business;
•	Changes in our business strategy, capital improvements or development plans;
•	The availability of additional capital to support capital improvements and development; and
•	Other risks identified in this report and in our other filings with the Securities and Exchange Commission or the SEC.

This report should be read completely and with the understanding that actual future results may be materially different from what we expect. The forward-looking statements included in this report are made as of the date of this report and should be evaluated with consideration of any changes occurring after the date of this Report. We will not update forward-looking statements even though our situation may change in the future and we assume no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise.

Use of Term

Except as otherwise indicated by the context, references in this report to “Company”, “ANOS”, “we”, “us” and “our” are references to Anoteros, Inc.  All references to “USD” or United States Dollars refer to the legal currency of the United States of America.

PART I

ITEM 1.    BUSINESS

Anoteros Inc. (the “Company”) was incorporated on September 25, 1996 under the laws of the State of Nevada, as Out of Bounds Sports Co. and initially entered the sportswear market, manufacturing and marketing tee shirts, golf shorts and hats with the “OB Golf” and “OB Sports” logo.

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

On February 19, 2002, the Company formed Doolittle Edutainment Corp., a Nevada corporation (“Doolittle Edutainment”) as a wholly owned subsidiary, for the purpose of holding the intellectual property and other assets relating to the Company’s Doolittle books and product line.

On April 29, 2011, the Company closed an Agreement and Plan of Merger (the “Merger Agreement”) with COA Holdings, Inc., a Nevada corporation (“COAH”), Antero Payment Solutions, Inc., a Nevada corporation and wholly-owned subsidiary of the Company (“Merger Sub”), and certain Major Shareholders of COAH (the “Major Shareholders”) whereby the Company acquired COAH through the merger of COAH with and into Merger Sub (the “Merger”) with Merger Sub being the surviving corporation, and the business of COAH continuing through Merger Sub, under the name Antero Payment Solutions, Inc., as a wholly-owned subsidiary of the Company.

On September 14, 2011, the Company and George Chachas (“Mr. Chachas”) entered into an Assignment and Assumption Agreement (the “Assignment and Assumption Agreement”), whereby, Mr. Chachas exercised a previously granted option (the “Option”) to acquire Doolittle Edutainment Corp. Mr. Chachas originally acquired the Option pursuant to the terms and conditions the Merger Agreement. Mr. Chachas delivered Notice of Exercise of Assignee’s Option to the Company on September 12, 2011. Accordingly, Mr. Chachas will acquire all of the capital stock of Doolittle Edutainment as well as all assets and intellectual property owned by Doolittle Edutainment and any and all liabilities associated with Doolittle Edutainment.

Accordingly, we now operate through our wholly-owned subsidiary, Antero Payment Solutions, Inc.

Antero Payment Solutions, Inc.

Antero is a global provider of information management and electronic commerce systems for the financial services industry.  Antero has developed a wide range of e-commerce platforms to ensure secure electronic payments for checking, debit card, prepaid card and mobile payment applications, providing merchants with opportunities for lower cost structures and the potential to increase their client bases.  Antero performs the issuing and processing tasks of bank processors, while offering a complete suite of customer support services.  By owning and servicing our own branded products, we help to create additional value for clients by educating their teams in better ways to increase penetration of their markets through our online and retail networks.

We partner with banks, card associations and networks to issue debit cards, prepaid cards, virtual cards, mobile applications, mobile wallets, ACH services and provide other gateway processing.  Our products can serve all consumer markets, but are especially effective for the unbanked, under-banked and convenience type users, such as person-to-person (P2P) payments, bill pay and remote deposit capture.  We have developed strong alliances with numerous financial institutions and networks.

Over time, we have expanded our business from standard card platforms to an industry expert and specialist on customized financial transaction systems to include ACH, Mobile Wallets and Virtual Card programs.  As a financial services partner, Antero builds, enhances and/or supports our customer’s critical applications via the right products and services. In terms of products, our affiliated companies have a long history of partnering with world-class manufacturers that are committed to producing quality products and leading the global financial services market through continued research and development.

We intend to offer a suite of products such as P2P, Virtual Card programs and Mobile Wallets, and by doing so we hope Antero will create multiple points of interchange; fee based and “on us” types (Antero internal transactions, usually at a reduced fee compared with institutional transaction). This array of products not only provides consumers with an innovative new secure shopping experience, but also brings a new standard in authorization and settlement, which may significantly lower the cost of transactions for merchants.  With the benefit of lower fees and fewer chargebacks, we can offer alternative payment platforms as a valuable add-on feature for any retail or e-commerce merchant.  Our new technology allows customers to manage transactions through their favorite retailer, self-service stations or their mobile device.

Mobile payments are quickly becoming a large segment of the payment market, and the Antero network is at the forefront of this hybrid technology.  Financial institutions can provide customers with aggressive incentive-based programs such as rewards, points, and/or instant discounts while becoming mobile device aware, giving merchants many reasons to participate.

Antero has a strong commitment to working closely with multiple marketing partners and financial institutions on the development of mutually beneficial pricing models.  The goal is to support strong and aggressive growth and acceptance in the marketplace; a strategy that enhances the success of both partners with profitable market development and execution.

Divisions of Antero Payment Solutions

•	Antero SVS - is at the forefront of the Stored Value Solutions (SVS) trend, providing robust development, processing and administration of Mobile, Virtual and Prepaid programs.

•
Antero ACH - offers a comprehensive check authorization system, utilizing artificial intelligence modeling, neural networks and other advanced technology to deliver unprecedented accuracy and simplicity.

•	Antero Access - is our own strategy for managing Antero’s interactions with customers, clients and sales prospects. It uses new technology to organize, automate and synchronize business.

Brands Marketed By Antero Payment Solutions

Antero Card - The Antero Market Ready solution is a turnkey program for companies looking to enter the prepaid space.  It allows Antero clients to start selling and distributing a prepaid debit card quickly, effectively and at significantly lower costs than with traditional programs.  In addition, Antero clients can earn revenue every time the card is used by one of their customers.

Card of America – A marketing channel of Antero the general spend payroll card that delivers significant cost savings and value to employers and their employees.  More than a simple payroll or debit card, our product offers the flexibility of direct payments into multiple accounts per cardholder in a secure online environment.  Card of America options are customized to the needs of each company's structure and employee culture.  Cardholders gain access to a wide range of financial services, including overdraft protection, bill pay, funds transfers, with or without a direct banking relationship, at a lower cost and with greater convenience than comparable systems.  The Card of America prepaid card was developed on the Antero SVS platform and integrated to the Antero network giving the card access to numerous distribution channels and loading capabilities.

Competition

The major competitor to Antero systems is Austin-based NetSpend Corporation (NASDAQ: NTSP); 52-wk range: $16.21-$7.56.  NetSpend is a card-based alternative financial services company established in 1999.  It helps unbanked and under-banked consumers manage their finances and become “self-banked” or use alternative banking methods. The company was an early entrant in the prepaid debit card field. With partners, they offer proprietary processing platform, card fulfillment, customer service and risk management capabilities in non-traditional banking-type systems. NetSpend products are FDIC-insured and issued by federally regulated financial institutions.

WHERE YOU CAN GET ADDITIONAL INFORMATION

We file annual, quarterly and current reports, proxy statements and other information with the SEC.  You may read and copy our reports or other filings made with the SEC at the SEC’s Public Reference Room, located at 100 F Street, N.E., Washington, DC 20549.  You can obtain information on the operations of the Public Reference Room by calling the SEC at 1-800-SEC-0330.  You can also access these reports and other filings electronically on the SEC’s web site, www.sec.gov.

ITEM 1A.   RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 1B.   UNRESOLVED STAFF COMMENTS

None.

ITEM 2.      PROPERTIES

Our offices are currently located at 6601 Center Drive West, Suite 500, Los Angeles, CA 90045 and our telephone number is (310) 997-2482 begin_of_the_skype_highlightingend_of_the_skype_highlighting.  We do not pay rent and our sole officer and director, Mr. Lerma, provides our office space to us free of charge.  The space is utilized for general office purposes and it is our belief that the space we currently occupy is adequate for our immediate needs.  Additional space may be required as we expand our operations.  We do not foresee any significant difficulties in obtaining any required additional space.  We do not own any real property.

ITEM 3.  LEGAL PROCEEDINGS

We know of no material, existing or pending legal proceedings against our Company, nor are we involved as a plaintiff in any material proceeding or pending litigation.  There are no proceedings in which our director, officer or any affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

ITEM 4.    MINE SAFETY DISCLOSURES

    None.

PART II

ITEM 5.    MARKET FOR THE COMPANY’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Common Stock

The Company has been quoted on the OTC Bulletin Board (“OTCBB”) since September 8, 2010, under the symbol “ANOS.OB.”  Because we are quoted on the OTC Bulletin Board, our securities may be less liquid, receive less coverage by security analysts and news media, and generate lower prices than might otherwise be obtained if they were listed on a national securities exchange.

The following table sets forth the high and low bid prices for our Common Stock per quarter as reported by the OTCBB for the periods indicated, based on our fiscal year end December 31.  These prices represent quotations between dealers without adjustment for retail mark-up, mark down or commission and may not represent actual transactions.

Fiscal Quarter 2011	High	Low
First Quarter (January 1, 2011 – March 31, 2011)	$0.30	$0.15
Second Quarter (April 1, 2011 – June 30, 2011)	$5.25	$.81
Third Quarter (July 1, 2011 – September 30, 2011)	$1.15	$0.50
Fourth Quarter (October 1, 2011 – December 31, 2011)	$0.61	$0.16

Fiscal Quarter 2010	High	Low
First Quarter (January 1, 2010 – March 31, 2010)	$0.49	$0.05
Second Quarter (April 1, 2010 – June 30, 2010)	$0.25	$0.05
Third Quarter (July 1, 2010 – September 30, 2010)	$0.20	$0.10
Fourth Quarter (October 1, 2010 – December 31, 2010	$0.20	$0.10

Record Holders

As of April 9, 2012, there were 53,810,624 shares of the registrant’s $0.001 par value Common Stock issued and outstanding and were owned by 281 holders of record, based on information provided by our transfer agent.

Recent Sales of Unregistered Securities

    None.

Re-Purchase of Equity Securities

    None.

Dividends

We have not paid any cash dividends on our Common Stock since inception and presently anticipate that all earnings, if any, will be retained for development of our business and that no dividends on our Common Stock will be declared in the foreseeable future.  Any future dividends will be subject to the discretion of our Board of Directors and will depend upon, among other things, future earnings, operating and financial condition, capital requirements, general business conditions and other pertinent facts.  Therefore, there can be no assurance that any dividends on our Common Stock will be paid in the future.

Securities Authorized for Issuance Under Equity Compensation Plans

    None.

ITEM 6.   SELECTED FINANCIAL DATA

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements are not historical facts but rather are based on current expectations, estimates and projections. We may use words such as “anticipate,” “expect,” “intend,” “plan,” “believe,” “foresee,” “estimate” and variations of these words and similar expressions to identify forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and other factors, some of which are beyond our control, are difficult to predict and could cause actual results to differ materially from those expressed or forecasted. You should read this report completely and with the understanding that actual future results may be materially different from what we expect. The forward looking statements included in this report are made as of the date of this report and should be evaluated with consideration of any changes occurring after the date of this Report. We will not update forward-looking statements even though our situation may change in the future and we assume no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise.

RESULTS OF OPERATIONS

Working Capital

	December 31, 2011 $	December 31, 2010 $
Current Assets	37,500	18
Current Liabilities	1,157,015	1,869,994
Working Capital (Deficit)	(1,119,515)	(1,869,976)

Cash Flows

	Year ended December 31, 2011 $	Year Ended December 31, 2010 $
Cash Flows from (used in) Operating Activities	(437,640)	(487,832)
Cash Flows from (used in) Financing Activities	437,622	470,019
Net Increase (decrease) in Cash During Period	(18)	(17,813)

RESULTS OF OPERATIONS

Effective April 29, 2011, the Company entered into an Agreement and Plan of Merger with COA Holding, Inc. (“COAH”), a Nevada corporation, whereby the Company acquired COAH through the merger of its newly formed subsidiary, Antero Payment Solutions, Inc.  Antero Payment Solutions, Inc. was the surviving corporation and a wholly owned subsidiary of the Company.  As a result of the merger, COAH will continue its current line of business as a wholly owned subsidiary of the Company and will conduct its future operations under the name Antero Payment Solutions, Inc.

Upon completion of the transaction, the former COAH shareholders owned approximately 48,361,737 restricted shares of the Company’s common stock, representing 93% of the outstanding common stock of the Company.  As a result, the acquisition has been recorded as a reverse merger with COAH being treated as the accounting acquirer and the Company as the legal acquirer (accounting acquiree).  As such, the activities and results of operations for both COAH and the Company have been combined as of the acquisition date.  The comparative figures to be mentioned below include only the operations of COAH.

Year ended December 31, 2011 compared to the year ended December 31, 2010

For the year ended December 31, 2011, the Company had revenue of $46,841 compared with revenue of $419,522 for the comparable period in 2010.  The decrease in revenue is due to a cease in operations while the Company was restructured.  As the Company enters into new distribution agreements, revenue is expected to increase.

Cost of sales for the year ended December 31, 2011 was $237,918 compared to $312,891 for the comparable period in 2010.  The Company has incurred expenses in 2011 associated with resuming its operations.  As revenues resume, the Company expected margins to be comparable to historical trends.

Operating expenses for the year ended December 31, 2011 totaled $7,889,797 compared to $2,093,741 for the comparable period in 2010.  This increase resulted primarily from the Company’s concerted efforts to resume operations, which resulted in increases in both professional and general and administrative expenses incurred during the current period.

Other income and expenses for the year ended December 31, 2011 and 2010 were $(1,583,664) and $(171,882) respectively.  The Company recorded interest expense of $52,070 and $182,765 during 2011 and 2010, respectively.  The Company also realized a loss on the conversion of debt of $1,641,199 and a gain on the conversion of debts of $10,833 in 2010.

The Company incurred a net loss of $9,664,538 during the year ended December 31, 2011 compared to $2,158,992 for the comparable period in 2010.  As noted above, this increase resulted primarily from the Company’s concerted efforts to resume operations, which resulted in increases in both professional and general and administrative expenses incurred during the current period as well as large expenses associated with the non-cash expenses related to the settling of debt and issuing stock for services.  During the year-ended period in 2011, the Company issued stock and warrants valued at $7,150,558 for services rendered and realized a loss on the conversion of debt of $1,641,199.  During 2010, the Company issued stock valued at $1,428,000 for services rendered.  Absent these large non-cash expenses, net losses would have been $872,781 during the year ended December 31, 2011 and $730,992 for the comparable period in 2010.

Basic net loss per share was $(0.20) for the year ended December 31, 2011, compared to a basic net loss per share of $(0.04) from the comparable period of 2010.

Liquidity and Capital Resources

As of December 31, 2011, the Company had a negative working capital of $1,119,515 compared to a negative working capital of $1,869,976 at December 31, 2010.  The change in working capital resulted primarily from the receipt of $426,221 in cash via borrowings on related-party notes, and $200,000 in cash via sales of common stock, coupled with a $441,315 increase in accounts payable and accrued expenses.  These amounts were partially offset by $232,228 in repayments of notes and short-term payables and a $37,500 decrease in accounts receivable during the year ended December 31, 2011.

During the year ended December 31, 2011, the Company experienced negative cash flow of $437,640 from operating activities.  The Company met its cash requirements during this period primarily through its debt and equity financing activities, realizing a cash inflow from financing activities in the amount of $437,622.

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

Contractual Obligations

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

Recently Issued Accounting Pronouncements

In March 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2010-11 (“ASU No. 2010-11”), “Derivatives and Hedging (ASC Topic 815): Scope Exception Related to Embedded Credit Derivatives.”  The amendments in this Update are effective for each reporting entity at the beginning of its first fiscal quarter beginning after June 15, 2010.  Early adoption is permitted at the beginning of each entity’s first fiscal quarter beginning after issuance of this Update.  The Company’s adoption of provisions of ASU No. 2010-11 did not have a material effect on the financial position, results of operations or cash flows of the Company.

In February 2010, the FASB issued ASU 2010-10 (“ASU No. 2010-10”), “Consolidation (Topic 810): Amendments for Certain Investment Funds.”  The amendments in this Update are effective as of the beginning of a reporting entity’s first annual period that begins after November 15, 2009 and for interim periods within that first reporting period.  Early application is not permitted.  The Company’s adoption of provisions of ASU No. 2010-10 did not have a material effect on the financial position, results of operations or cash flows of the Company.

In February 2010, the FASB issued ASU 2010-09 (“ASU No. 2010-09”), “Subsequent Events (ASC Topic 855): Amendments to Certain Recognition and Disclosure Requirements.”  ASU No. 2010-09 requires an entity that is an SEC filer to evaluate subsequent events through the date that the financial statements are issued and removes the requirement for an SEC filer to disclose a date, in both issued and revised financial statements, through which the filer had evaluated subsequent events.  The Company’s adoption of provisions of ASU No. 2010-09 did not have a material effect on the financial position, results of operations or cash flows of the Company.

In January 2010, the FASB issued ASU 2010-06 (“ASU No. 2010-06”), “Improving Disclosures about Fair Value Measurements.” ASU No. 2010-06 amends FASB Accounting Standards Codification (“ASC”) 820 and clarifies and provides additional disclosure requirements related to recurring and non-recurring fair value measurements and employers’ disclosures about postretirement benefit plan assets.  This ASU is effective for interim and annual reporting periods beginning after December 15, 2009.  The Company’s adoption of provisions of ASU No. 2010-06 did not have a material effect on the financial position, results of operations or cash flows of the Company.

In January 2010, the FASB issued an amendment to ASC Topic 505, “Equity”, where entities that declare dividends to shareholders that may be paid in cash or shares at the election of the shareholders are considered to be a share issuance that is reflected prospectively in EPS, and is not accounted for as a stock dividend.  This standard is effective for interim and annual periods ending on or after December 15, 2009 and is to be applied on a retrospective basis.  The Company’s adoption of the amendment to ASC Topic 505 did not have a material effect on the financial position, results of operations or cash flows of the Company.

In January 2010, the FASB issued an amendment to ASC Topic 820, “Fair Value Measurements and Disclosure”, to require reporting entities to separately disclose the amounts and business rationale for significant transfers in and out of Level 1 and Level 2 fair value measurements and separately present information regarding purchase, sale, issuance, and settlement of Level 3 fair value measures on a gross basis.  This standard, for which the Company is currently assessing the impact, is effective for interim and annual reporting periods beginning after December 15, 2009 with the exception of disclosures regarding the purchase, sale, issuance, and settlement of Level 3 fair value measures, which are effective for fiscal years beginning after December 15, 2010.  The Company’s adoption of the amendment to ASC Topic 820 did not have a material effect on the financial position, results of operations or cash flows of the Company.

The Company has implemented all new accounting pronouncements that are in effect.  These pronouncements did not have any material impact on the financial statements unless otherwise disclosed, and the Company does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Anoteros, Inc. and Subsidiaries

December 31, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Anoteros, Inc. and Subsidiaries

We have audited the accompanying balance sheets of Anoteros, Inc. and Subsidiaries (the “Company”) as of December 31, 2011 and 2010 and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for each of the years ending December 31, 2011 and 2010. The consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Anoteros Inc. and Subsidiaries as of December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the years ended December 31, 2011 and 2010 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.  The Company has a deficit book value and a negative cash flow from operations that have placed substantial doubt as to whether the Company can continue as a going concern.  The ability of the Company to continue as a going concern is dependent on developing operations, increasing revenues and obtaining new capital.  Management’s plan in regard to these matters is also described in Note 2 to the financial statements.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Lake & Associates, CPA’S LLC Lake & Associates, CPA’s LLC Schaumburg, Illinois April 13, 2012

Anoteros, Inc.
(A Development Stage Company)
Consolidated Balance Sheets

ANOTEROS, INC. AND SUBSIDIARIES
Consolidated Balance Sheets

ASSETS

	December 31,	December 31,
	2011	2010

CURRENT ASSETS
Cash	$-	$18
Accounts Receivable	37,500	-

Total Current Assets	37,500	18

TOTAL ASSETS	$37,500	$18

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued expenses	$632,973	$414,515
Accounts payable and accrued expenses - related party	41,686	-
Accrued interest	107,920	551,823
Bank overdraft	113	-
Accrued interest - related party	353	-
Credit line payable - related party	209,500	9,769
Notes payable	164,470	893,887

Total Current Liabilities	1,157,015	1,869,994

TOTAL LIABILITIES	1,157,015	1,869,994

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock; 10,000,000 shares authorized,
at $0.001 par value, no shares issued and outstanding	-	-
Common stock; 140,000,000 shares authorized,
at $0.001 par value, 53,810,624 and 37,113,092
shares issued and outstanding, respectively	53,810	37,113
Additional paid-in capital	21,844,826	11,446,524
Accumulated deficit	(23,018,151)	(13,353,613)

Total Stockholders' Equity (Deficit)	(1,119,515)	(1,869,976)

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY (DEFICIT)	$37,500	$18

The accompanying  notes are an integral part of these financial statements.

Anoteros, Inc.
(A Development Stage Company)
Consolidated Statements of Operations

ANOTEROS, INC. AND SUBSIDIARIES
Consolidated Statements of Operations

	For the Years Ended
	December 31,
	2011	2010

REVENUES	$46,841	$419,522
COST OF SALES	237,918	312,891
GROSS PROFIT (LOSS)	(191,077)	106,631

OPERATING EXPENSES

Professional fees	7,469,300	1,539,064
General and administrative expenses	420,497	554,677

Total Operating Expenses	7,889,797	2,093,741

OPERATING LOSS	(8,080,874)	(1,987,110)

OTHER INCOME (EXPENSE)

Interest expense	(52,070)	(182,765)
Gain on settlement of debt	49,125	-
Gain on spin-off of subsidiary	60,480	-
Gain (loss) on conversion of debt	(1,641,199)	10,883

Total Other Income (Expense)	(1,583,664)	(171,882)

LOSS BEFORE INCOME TAXES	(9,664,538)	(2,158,992)

PROVISION FOR INCOME TAXES	-	-

NET LOSS	$(9,664,538)	$(2,158,992)

BASIC LOSS PER SHARE	$(0.19)	$(0.04)

WEIGHTED AVERAGE NUMBER
OF SHARES OUTSTANDING:
BASIC AND DILUTED	49,704,943	48,038,693

The accompanying  notes are an integral part of these financial statements.

Anoteros, Inc.
(A Development Stage Company)
Consolidated Statements of Stockholders’ Equity (Deficit)

ANOTEROS, INC AND SUBSIDIARIES
Consolidated Statements of Stockholders' Equity (Deficit)

					Total
			Additional		Stockholders'
	Common Stock		Paid-in	Accumulated	Equity
	Shares	Amount	Capital	Deficit	(Deficit)

Balance, December 31, 2009	47,216,823	$47,217	$9,526,720	$(11,194,621)	$(1,620,684)

Cancellation of common stock
issued as founders' shares	(12,237,519)	(12,238)	12,238	-	-

Common stock issued for cash	542,911	543	498,557	-	499,100

Stock offering costs	-	-	(51,900)	-	(51,900)

Common stock issued for services	1,553,349	1,553	1,426,447	-	1,428,000

Common stock and warrants issued in
settlement of debt	17,948	18	16,482	-	16,500

Common stock issued
as interest on note payable	19,580	20	17,980	-	18,000

Net loss for the year
ended December 31, 2010	-	-	-	(2,158,992)	(2,158,992)

Balance, December 31, 2010	37,113,092	37,113	11,446,524	(13,353,613)	(1,869,976)

Common stock issued for services	7,778,230	7,778	7,142,780	-	7,150,558

Common stock issued in settlement of debt	3,470,415	3,470	3,186,898	-	3,190,368

Recapitalization	3,448,887	3,449	(264,064)	-	(260,615)

Common stock sold for cash	2,000,000	2,000	198,000	-	200,000

Fair value of employee stock options	-	-	134,688	-	134,688

Net loss for the year
ended December 31, 2011	-	-	-	(9,664,538)	(9,664,538)

Balance, December 31, 2011	53,810,624	$53,810	$21,844,826	$(23,018,151)	$(1,119,515)

The accompanying  notes are an integral part of these financial statements.

Anoteros, Inc.
(A Development Stage Company)
Consolidated Statements of Cash Flows

ANOTEROS, INC AND SUBSIDIARIES
Consolidated Statements of Cash Flows

	For the Years Ended
	December 31,
	2011	2010

OPERATING ACTIVITIES
Net loss	$(9,664,538)	$(2,158,992)
Adjustments to reconcile net loss to net cash
used by opera Indexting activities:
Allowance for bad debts	-	161,098
Common stock issued for services	7,150,558	1,446,000
Warrants and options issued for services	134,688	-
Gain on settlement of debt	(49,125)	-
Loss (gain) on conversion of debt	1,641,199	(10,883)
Gain on spin-off of subsidiary	(60,480)	-
Changes in operating assets and liabilities
Accounts receivable	(37,500)	(161,098)
Prepaid expenses	-	8,835
Accrued interest	49,591	159,488
Accounts payable and accrued expenses	441,315	67,720
Related party accounts payable and accrued expenses	(43,348)	-

Net Cash (Used in) Operating Activities	(437,640)	(487,832)

INVESTING ACTIVITIES	-	-

FINANCING ACTIVITIES

Cash acquired in acquisition of subsidiary	168	-
Common stock sold for cash	200,000	499,100
Stock offering costs paid	-	(51,900)
Proceeds from bank overdraft	113	-
Proceeds from related party payables	426,221	21,300
Repayments of related party payables	(176,380)	(11,531)
Proceeds from notes payable	-	19,190
Repayments of notes payable	(12,500)	(6,140)

Net Cash Provided by Financing Activities	437,622	470,019

NET DECREASE IN CASH	(18)	(17,813)
CASH AT BEGINNING OF YEAR	18	17,831

CASH AT END OF YEAR	$-	$18

SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION

CASH PAID FOR:
Interest	$2,126	$23,277
Income Taxes	-	-

NON CASH FINANCING ACTIVITIES:
Common stock issued to settle accounts and notes payable	$3,190,368	$16,500
Net liabilities assumed in acquisition	260,615	-

The accompanying  notes are an integral part of these financial statements.

Anoteros, Inc.
(A Development Stage Company)
Notes to the Financial Statements

NOTE 1 – NATURE OF OPERATIONS

COA Holdings, Inc. (“the Company”) was incorporated in the state of Nevada on June 27, 2008.  The Company began operations as Allow Card of America, Inc (“ACOA”), which is incorporated in the state of Delaware on August 19, 2003.  As ACOA grew, additional wholly owned subsidiaries were formed (“the Group”).  COA was formed to act as the parent company to the group of companies. Accordingly, the financial statements are presented as a recapitalization of the Group, with the historical financial statements of the Group presented as those of the Company.

Effective April 29, 2011, the Company, entered into an Agreement and Plan of Merger with Anoteros, Inc. (“Anoteros”), a Nevada corporation, whereby Anoteros acquired the Company through the merger of its newly formed subsidiary, Antero Payment Solutions, Inc.  Antero Payment Solutions, Inc. was the surviving corporation and a wholly-owned subsidiary of Anoteros.  Upon completion of the transaction, the former Company shareholders owned approximately 48,361,737 restricted shares of the Company’s common stock, representing 93% of the outstanding common stock of the combined entity.  As a result, the acquisition has been recorded as a reverse merger with the Company being treated as the accounting acquirer and Anoteros as the legal acquirer (accounting acquiree).  Accordingly, the historical financial statements of the Company are presented as those of the combined entity.

The Company has developed software for prepaid cards that functions between the Company, the credit card processor, and the banks. The Company provides data capture, card issuance, reporting, fraud, compliance, and consulting for the prepaid card industry.

NOTE 2 – GOING CONCERN

The Company's financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern.  During the year ended December 31, 2011 the Company realized a net loss of $9,664,538 and has incurred an accumulated deficit of $23,018,151.  The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

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

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates
The preparation of these financial statements in conformity with generally accepted accounting principles in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company regularly evaluates estimates and assumptions related to valuation allowances on accounts receivable, valuation and amortization policies on property and equipment, and valuation allowances on deferred income tax losses. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable

Anoteros, Inc.
(A Development Stage Company)
Notes to the Financial Statements

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Use of Estimates (Continued)
under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

Basis of Presentation
These financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States, and are expressed in U.S. dollars. The Company’s fiscal year-end is December 31.

Cash and Cash Equivalents
The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents. As of December 31, 2011 and 2010 the Company had $-0- and $18 of cash, respectively.  The Company had no cash equivalents.

Concentration of Credit Risk
Financial instruments, which potentially subject us to concentrations of credit risk, consist principally of cash.   Our cash balances are maintained in accounts held by major banks and financial institutions located in the United States.  The Company occasionally maintains amounts on deposit with a financial institution that are in excess of the federally insured limit of $250,000. The risk is managed by maintaining all deposits in high quality financial institutions. The Company had approximately $0 of cash balances in excess of federally insured limits at December 31, 2011 and 2010, respectively.

Accounts Receivable
Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The allowance for doubtful accounts represents the Company’s best estimate of the amount of probable credit losses in the existing accounts receivable balance. The Company determines the allowance for doubtful accounts based upon historical write-off experience and current economic conditions. The adequacy of its allowance for doubtful accounts is reviewed on a regular basis. Receivable balances past due over 120 days, which exceed a specified dollar amount, are reviewed individually for collectability. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The allowance for doubtful accounts totaled $-0- and $-0- as of December 31, 2011 and 2010.

Fair Value of Financial Instruments
The Company adopted the standard issued by the FASB, which clarifies the definition of fair value, prescribes methods for measuring fair value, and establishes a fair value hierarchy to classify the inputs used in measuring fair value as follows:

Level 1-Inputs are unadjusted quoted prices in active markets for identical assets or liabilities available at the measurement date.

Level 2-Inputs are unadjusted quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets and liabilities in markets that are not active, inputs other then quoted prices that are observable, and inputs derived from or corroborated by observable market data.

Level 3-Inputs are unobservable inputs which reflect the reporting entity’s own assumptions on what assumptions the market participants would use in pricing the asset or liability based on the best available information.

The carrying amounts reported in the balance sheets for cash, accounts receivable, loans payable, and accounts payable and accrued expenses, approximate their fair market value based on the short-term maturity of these instruments.

Anoteros, Inc.
(A Development Stage Company)
Notes to the Financial Statements

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Fair Value of Financial Instruments  (Continued)
The following table presents assets and liabilities that are measured and recognized at fair value as of December 31, 2011, on a non-recurring basis:

Description	Level 1	Level 2	Level 3	Total
Notes Payable	$-	$-	$(164,470)	$(164,470)
Total	$-	$-	$(164,470)	$(164,470)

The standard issued by the FASB concerning the fair value option for financial assets and liabilities, became effective for the Company on January 1, 2008. The standard establishes a fair value option that permits entities to choose to measure eligible financial instruments and certain other items at fair value at specified election dates. A business entity shall report unrealized gains and losses on items for which the fair value options have been elected in earnings at each subsequent reporting date. For the years ended December 31, 2011 and 2010, there were no applicable items on which the fair value option was elected.

Revenue Recognition
The Company applies the provisions of ASC 605, "Revenue Recognition in Financial Statements", which provides guidance on the recognition, presentation and disclosure of revenue in financial statements filed with the SEC. ASC 605 outlines the basic criteria that must be met to recognize revenue and provides guidance for disclosure related to revenue recognition policies. In general, the Company recognizes revenue related to goods and services provided when (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred or services have been rendered, (iii) the fee is fixed or determinable, and (iv) collectability is reasonably assured.

Stock-Based Compensation
The Company follows the provisions of ASC 718 which requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values.  The Company uses the Black-Scholes pricing model for determining the fair value of stock based compensation. Equity instruments issued to non-employees for goods or services are accounted for at fair value and are marked to market until service is complete or a performance commitment date is reached, whichever is earlier.

Income Taxes
The Company accounts for income taxes under the asset and liability method. Deferred tax assets and liabilities are determined based on differences between the financial reporting and tax bases of assets and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

In July, 2006, the FASB issued ASC 740, Accounting for Uncertainty in Income Taxes, which clarifies the accounting for uncertainty in tax positions taken or expected to be taken in a return. ASC 740 provides guidance on the measurement, recognition, classification and disclosure of tax positions, along with accounting for the related interest and penalties. ASC 740 became effective as of January 1, 2007 and had no impact on the Company’s financial statements. The charge for taxation is based on the results for the year as adjusted for items, which are non-assessable or disallowed. It is calculated using tax rates that have been enacted or substantively enacted by the balance sheet date.

Basic and Diluted Net income (Loss) per Share
The Company computes net income (loss) per share in accordance with ASC 260 which requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing Diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive.  For the years ended December 31, 2011 and 2010, the Company’s 2,645,944 and 1,645,944 warrants and options, respectively, are excluded from the computation of diluted earnings per share as they are anti-dilutive.

Anoteros, Inc.
(A Development Stage Company)
Notes to the Financial Statements

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recent Accounting Pronouncements
The Company has evaluated recent accounting pronouncements and their adoption has not had or is not expected to have a material impact on the Company’s financial position, or statements.

NOTE 4 – RELATED PARTY TRANSACTIONS

During the year ended December 31, 2011, the Company borrowed $426,211 from related parties.  Until October 7, 2011 the payables did not accrue interest, are due on demand and are unsecured.  The Company repaid $176,380 of these payables during the year ended December 31, 2011.  During the year ended December 31, 2010, the Company borrowed $21,300 from related parties.  The payables do not accrue interest, are due on demand and are unsecured.  The Company repaid $11,531 of these payables during the year ended December 31, 2010.

During the year ended December 31, 2011, the Company converted $225,289 of its outstanding payables to related parties into 342,403 shares of common stock valued at $205,442 based on the fair value of the stock at time of issuance.  The Company accordingly recognized a gain on the conversion of the notes of $19,847.

On October 7, 2011, the Company executed a Credit Line Agreement (the "Credit Line") with South Bay Capital (the “Lender”), an entity controlled by a significant shareholder. Under the terms of the Credit Line, the Company may borrow, from time to time, up to the principal amount of $370,000 until September 15, 2013 the Maturity Date (“Maturity Date”). The annual interest rate of the Credit Line is 8%. The Credit Line contains customary events of default, including, among others, non-payment of principal and interest and in the event the Company is involved in certain insolvency proceedings. In the event of a default, all of the obligations of the Company under the Credit Line may be declared immediately due and payable.  On the election of Lender, the outstanding principal and accrued interest may be repaid either in cash or the Lender shall have the right to convert all or any portion of the outstanding principal amount and accrued interest into fully paid and non-assessable shares of Company’s common stock. The Company owed $209,500 of principle and $353 of accrued interest on the Credit Line as of December 31, 2011 with a credit facility available of $160,500 as of that date.

NOTE 5 – NOTES PAYABLE

During the year ended December 31, 2010, the Company borrowed $19,190 from unrelated parties.  The notes bear interest at 15% per annum, are unsecured and due on demand.  As of December 31, 2010, the Company had a total of $893,887 in promissory notes payable outstanding.  The Company made principal payments totaling $6,140 during the year and interest of $551,823 was accrued.  During the year ended 2010, the Company converted principle and accrued interest totaling $27,383 into 17,948 shares of common stock valued at $16,500 based on the fair value of the stock at time of issuance.  The Company accordingly recognized a gain on the conversion of the notes of $10,833.

During the year ended December 31, 2011, the Company made principal payments totaling $12,500 and accrued interest of $49,591 on these notes.  During the year ended December 31, 2011, the Company converted principle of $830,385 and accrued interest of $493,494 into 3,246,939 shares of common stock valued at $2,984,925 based on the fair value of the stock at time of issuance.  The Company accordingly recognized a loss on the conversion of the notes of $1,661,046.

NOTE 6 – MERGER

Effective April 29, 2011, the Company, entered into an Agreement and Plan of Merger with Anoteros, Inc. (“Anoteros”), a Nevada corporation, whereby Anoteros acquired the Company through the merger of its newly formed subsidiary, Antero Payment Solutions, Inc.  Antero Payment Solutions, Inc. was the surviving corporation and a wholly-owned subsidiary of the Company.  As a result of the merger, the Company will continue its current line of business as a wholly-owned subsidiary of Anoteros and will conduct its future operations under the name Antero Payment Solutions, Inc. Upon completion of the transaction, the former Company shareholders owned approximately 48,361,737 restricted shares of the combined entity’s common stock, representing 93% of the

Anoteros, Inc.
(A Development Stage Company)
Notes to the Financial Statements

NOTE 6 – MERGER (CONTINUED)

outstanding common stock of the Company.  As a result, the acquisition has been recorded as a reverse merger with the Company being treated as the accounting acquirer and Anoteros as the legal acquirer (accounting acquiree).

As a result the Merger Agreement:

a)
each outstanding share of the Company’s common stock was cancelled, extinguished and converted into and become the right to receive their pro rata portion of the Merger Consideration which shall be equal to the number of shares of Company Common Stock held by each Compnay Shareholder multiplied by the Exchange Ratio of 0.739127395 (the “Exchange Ratio”), rounded, if necessary, up to the nearest whole share of restricted Common Stock of the Company.  Based on the Exchange Ratio, as a result of the Merger, the Company Shareholders own approximately 48,361,737 restricted shares of the combined entity.

b)
each Compnay Warrant to purchase shares of Company Common Stock, whether vested or unvested, ceased to represent a right to acquire shares of Company Common Stock and were be converted, without any action on the part of such Warrant Holder, into a warrant to purchase shares of restricted the Company’s Common Stock on the same terms and conditions as were applicable under such Company Warrant prior to the Effective Time. The number of shares of Company Common Stock subject to each such Company Warrant is equal to the number of shares of Company Common Stock subject to each such Company Warrant multiplied by the Exchange Ratio, rounded, if necessary, up to the nearest whole share of Company Common Stock, and such Company Warrant shall have an exercise price per share (rounded to the nearest cent) equal to the per share exercise price specified in such Company Warrant divided by the Exchange Ratio;

c)
the number of shares which each Convertible Note is entitled to convert into Company Common Stock, was adjusted such that such Convertible Note represents a right to acquire the number of shares of Company Common Stock equal to the number of shares of Company Common Stock subject to each such Convertible Note multiplied by the Exchange Ratio, rounded, if necessary, up to the nearest whole share of Company Common Stock, and have a conversion price per share (rounded to the nearest cent) equal to the per share conversion price specified in such Convertible Note divided by the Exchange  Ratio.

NOTE 7 – COMMON STOCK

During the year ended December 31, 2010, the Company cancelled 12,237,519 shares of common stock previously issued to founders of the Company pursuant to the merger agreement with Anoteros, Inc.

During the year ended December 31, 2010, the Company issued 1,553,349 shares of common stock to employees and consultants for services provided.  The shares were valued at $0.92 per share based on the estimated fair value of the shares on the dates of issuance.  Accordingly, the Company recorded $1,428,000 as professional fees.

During the year ended December 31, 2010, the Company issued 17,948 shares of common stock to extinguish $20,000 in principle and $7,383 in accrued interest of notes payable. The Company recorded a gain on the extinguishment of this debt of $10,833 based on the difference between the estimated fair market value of the stock and warrants issued and the carrying value of the debt extinguished. The Company also issued 19,580 as interest on notes entered into during the year ended December 31, 2010.  The Company recorded $18,000 as interest expense.

During the year ended December 31, 2010, the Company also sold 542,911 shares of common stock for $499,100 in cash.  Associated with the issuance, the Company paid $51,900 in stock offering costs.

Effective April 29, 2011, the Company issued 3,448,887 shares of stock in a recapitalization with COA Holdings, Inc.  Immediately following the acquisition, the shareholders of the COA Holdings, Inc. owned approximately 93% of the total shares outstanding of the combined entity.

Anoteros, Inc.
(A Development Stage Company)
Notes to the Financial Statements

NOTE 7 – COMMON STOCK (CONTINUED)

During the year ended December 31, 2011, the Company issued 3,470,415 shares of common stock to extinguish liabilities and accrued interest totaling $1,549,168.  The shares were valued at $3,190,367 based on the estimated fair value of the shares on the dates of issuance.  Accordingly, the Company recognized a net loss on conversion of debt of $1,641,199.

During the year ended December 31, 2011, the Company issued 7,778,230 shares of common stock to officers and consultants in exchange for services.  The shares were valued based on the estimated fair value of the shares on the dates of issuance.  Accordingly, the Company recorded $7,150,558 as professional fees.

During the year ended December 31, 2011, the Company issued 2,000,000 shares of common stock for cash proceeds of $200,000.

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

NOTE 9 – INCOME TAXES

The Company’s provision for income taxes was $0 for the years ended December 31, 2011 and 2010 respectively since the Company incurred net operating losses which have a full valuation allowance through December 31, 2011.

ASC 740 requires the reduction of deferred tax assets by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. In the Company’s opinion, it is uncertain whether they will generate sufficient taxable income in the future to fully utilize the net deferred tax asset. Accordingly, a full valuation allowance equal to the deferred tax asset has been recorded. The total deferred tax asset is calculated by multiplying a 41% marginal tax rate by the cumulative Net Operating Loss (“NOL”) of $6,999,381. The total valuation allowance is equal to the total deferred tax asset.

The tax effects of significant items comprising the Company's net deferred taxes as of December 31, 2011 and 2010 were as follows:

	2011	2010
Cumulative NOL	$6,999,381	$6,267,961

Deferred Tax assets:
(34% Federal, 9% CA)
Net operating loss carry forwards	8,478,844	4,645,700
Stock-based compensation	(5,842,607)	(2,709,952)
(Gain) Loss on extinguishment of debt	705,716	(4,680)
Impairment of inventories and fixed assets	-	(364,018)
Valuation allowance	(3,341,953)	(1,567,051)
	$-	$-

Anoteros, Inc.
(A Development Stage Company)
Notes to the Financial Statements

NOTE 9 – INCOME TAXES (CONTINUED)

The income tax provision differs from the amount of income tax determined by applying the U.S. federal and state income tax rates of 41% to pretax income from continuing operations for the years ended December 31, 2011 and 2010 due to the following:

	2011	2010
Income tax benefit at U. S. federal statutory rates:	$(4,152,882)	$(1,014,746)
Stock based comp	5,842,607	2,709,952
(Gain) Loss on extinguishment of debt	705,716	(4,680)
Impairment of inventories and fixed assets	-	(728,036)
Change in valuation allowance	(2,395,441)	(962,490)
	$-	$-

The Company adopted the provisions of ASC 740 at the beginning of fiscal year 2008. As a result of this adoption, the Company has not made any adjustments to deferred tax assets or liabilities.  The Company did not identify any material uncertain tax positions on returns that have been filed or that will be filed.  The Company did not recognize any interest or penalties for unrecognized tax benefits during the years ended December 31, 2011 and 2010, nor were any interest or penalties accrued as of December 31, 2011.

The Company has filed income tax returns in the United States and Arizona. All tax years prior to 2008 are closed by expiration of the statute of limitations.   The years ended December 31, 2011, 2010, and 2009 are open for examination.

The Company’s net state and federal operating loss carry forwards of approximately $6,999,381 expire in various years beginning in 2023 and carrying forward through 2031.

NOTE 10 – WARRANTS AND OPTIONS

A summary of the status of the Company’s warrants as of December 31, 2011 and changes during the periods ended December 31, 2011 and 2010 is presented below:

Description	Warrant Shares	Exercise Price	Value if Exercised
Outstanding at 12/31/09	1,645,944	$0.95	$1,567,406
Granted	-	-	-
Exercised	-	-	-
Cancelled	-	-	-
Expired	-	-	-
Outstanding at 12/31/10	1,645,944	$0.95	$1,567,406
Granted	-	-	-
Exercised	-	-	-
Cancelled	-	-	-
Expired	-	-	-
Outstanding at 12/31/11	1,645,944	$0.95	$1,567,406

The warrants were granted in connection with common stock offerings and debt conversions and were valued using the Black-Scholes Options Pricing Model.

Anoteros, Inc.
(A Development Stage Company)
Notes to the Financial Statements

NOTE 10 – WARRANTS AND OPTIONS (Continued)

Pursuant to the Executive Employment Agreement entered into on April 12, 2011, the following stock options were granted during 2011:

Description	Options	Weighted-Average Exercise Price	Value
Outstanding at 12/31/09	-	$-	$-
Granted	-	-	-
Exercised	-	-	-
Cancelled	-	-	-
Expired	-	-	-
Outstanding at 12/31/10	-	-	-
Granted – 4/12/11	1,000,000	$3.00	$1,400,000
Exercised	-	-	-
Cancelled	-	-	-
Expired	-	-	-
Outstanding at 12/31/11	1,000,000	$3.00	$1,400,000

NOTE 11 – SUBSEQUENT EVENTS

In accordance with ASC 855-10 Company management reviewed all material events through the date of this report and there are no additional material subsequent events to report.

ITEM 9.                         CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

On July 11, 2011, Lake & Associates, CPA’s (“Lake”) was engaged as the registered independent public accountant for the Company and HJ Associates & Consultants, LLP (“HJ”) was dismissed as the registered independent public accountant for the Company.  The decisions to appoint Lake and dismiss HJ were approved by the Board of Directors of the Company on July 11, 2011.

Other than the disclosure of uncertainty regarding the ability for us to continue as a going concern, which was included in our accountant’s report on the financial statements for the years ended December 31, 2010 and 2009, HJ’s reports on the financial statements of the Company for the years ended December 31, 2010 and 2009 did not contain an adverse opinion or a disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope, or accounting principles. For the two most recent fiscal years and any subsequent interim period through HJ's termination on July 11, 2011, HJ disclosed the uncertainty regarding the ability of the Company to continue as a going concern in its accountant’s report on the financial statements.

In connection with the audit and review of the financial statements of the Company through July 11, 2011, there were no disagreements on any matter of accounting principles or practices, financial statement disclosures, or auditing scope or procedures, which disagreements if not resolved to their satisfaction would have caused them to make reference in connection with HJ's opinion to the subject matter of the disagreement.

In connection with the audited financial statements of the Company for the years ended December 31, 2010 and 2009 and interim unaudited financial statements through March 31, 2011, there have been no reportable events with the Company as set forth in Item 304(a)(1)(v) of Regulation S-K.

Prior to July 11, 2011, the Company did not consult with Lake regarding (1) the application of accounting principles to specified transactions, (2) the type of audit opinion that might be rendered on the Company’s financial statements, (3) written or oral advice was provided that would be an important factor considered by the Company in reaching a decision as to an accounting, auditing or financial reporting issues, or (4) any matter that was the subject of a disagreement between the Company and its predecessor auditor as described in Item 304(a)(1)(iv) or a reportable event as described in Item 304(a)(1)(v) of Regulation S-K.

The Company provided a copy of the foregoing disclosures to HJ prior to filing a Current Report on Form 8-K with the Securities & Exchange Commission  (“SEC”) on July 14, 2011 (the “Form 8-K”) and requested that HJ furnish it with a letter addressed to the SEC stating whether or not it agrees with the statements in the Form 8-K. A copy of the letter furnished in response to that request was filed as Exhibit 16.1 to the Form 8-K.

ITEM 9A.                      CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

Based on an evaluation as of the date of the end of the period covered by this report, our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as required by Exchange Act Rule 13a-15.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms.

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

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, (as defined in Rule 13a-15(f)) promulgated under the Exchange Act.  Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2011.  In making this assessment, our management, including our Principle Executive Officer and Principle Financial Officer, used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework.  Our management, including our Principal Executive Officer, has concluded that, as of December 31, 2011, our internal control over financial reporting is effective based on those criteria.

Changes in Internal Control over Financial Reporting

Our management, including our Principal Executive Officer and Principal Financial Officer, has evaluated our internal control over financial reporting, and there have been no significant changes in our internal controls or in other factors that could significantly affect those controls subsequent to the date of our last evaluation.

The Company is not required by current SEC rules to include, and does not include, an auditor’s attestation report. The Company’s registered public accounting firm has not attested to Management’s reports on the Company’s internal control over financial reporting.

ITEM 9B.                        OTHER INFORMATION.

None.

PART III

ITEM 10.                         DIRECTORS AND EXECUTIVE OFFICERS.

Identification of Directors and Executive Officers

The following table sets forth the names and ages of our current director(s) and executive officer(s):

Name	Age	Position(s) with the Company	Director Since
Michael Lerma	45	CEO, CFO, President, Treasurer, Secretary, & Director	April 29, 2011
Robert H. O’Connor	68	Director	April 29, 2011

The board of directors has no nominating, audit or compensation committee at this time.

Term of Office

Each of our officer(s) is elected by the Company’s Board of Directors and their terms of office are at the discretion of the Board.  Our officer(s) serve until the earlier occurrence of the election of his or her successor at the next meeting of stockholders, death, resignation or removal by the Board of Directors.  Each of our directors is elected by the Company’s Board of Directors and shall hold office until the next annual meeting of stockholders and until his/her successor shall have been duly elected and qualified.  At the present time, members of the Board of Directors are not compensated for their services to the Board.

Background and Business Experience

The business experience during the past five years of the persons presently listed above as an Officer or Director of the Company is as follows:

Mr. Michael Lerma – Mr. Lerma has over 20 years’ experience working for a number of Fortune 100 companies across multiple industries such as investment banking, financial services, pharmaceutical, and executive recruiting.  Mr. Lerma was employed for over a decade as a senior analyst in the Management Information Systems division at the Wall Street firms Goldman Sachs & Co, TIAA-CREF, Chase Manhattan Bank and Kodak.  While at those firms, his responsibilities included: financial management, project management, performance improvement and corporate strategies. From 2003 to 2011, Mr. Lerma expanded his business into management consulting for the several firms including Valuable Link Business Consultants and Americus Equity Partners. In this role, he has worked in cooperation with early and middle stage companies and private equity firms. While working with those firms Mr. Lerma focused on identifying growth-oriented companies, business strategy, marketing, financial and management controls, preparing business proposals/presentations, improving efficiency, corporate and growth strategies, and management sourcing. The Board of Directors appointed Mr. Lerma as the Chief Executive Officer and Secretary due to his broad financial experience in the financial sector and his strong managerial skills that the Company believes will be a valuable asset.

Robert H. O'Connor – Mr. O’Connor has been the owner of O'Connor Investment Company for over 30 years.  He has developed substantial business experience in the course of originating real estate loans and business loans in California.  Mr. O'Connor is an early stage investor in several notable companies, including Mail.com, which is a media company that is currently expanding into India and China.  He has been a member of the Board of Directors of National Automation Services, Inc., since 2007.  Mr. O'Connor has developed substantial real estate and business projects, and he has achieved successful results with these projects.  Mr. O'Connor earned his Law Degree in 1975 at Lincoln University.

Identification of Significant Employees

We have no significant employees other than Mr. Michael Lerma, our President, Chief Executive Officer, Chief Financial Officer, Treasurer, Secretary and Director.

Family Relationship

We currently do not have any officers or directors of our Company who are related to each other.

Audit Committee and Audit Committee Financial Expert

The Company does not have an audit committee or an audit committee financial expert (as defined in Item 407 of Regulation S-K) serving on its Board of Directors. All current members of the Board of Directors lack sufficient financial expertise for overseeing financial reporting responsibilities.  The Company has not yet employed an audit committee financial expert on its Board due to the inability to attract such a person.

The Company intends to establish an audit committee of the board of directors, which will consist of independent directors. The audit committee’s duties will be to recommend to the Company’s board of directors the engagement of an independent registered public accounting firm to audit the Company’s financial statements and to review the Company’s accounting and auditing principles. The audit committee will review the scope, timing and fees for the annual audit and the results of audit examinations performed by the internal auditors and independent registered public accounting firm, including their recommendations to improve the system of accounting and internal controls. The audit committee will at all times be composed exclusively of directors who are, in the opinion of the Company’s board of directors, free from any relationship which would interfere with the exercise of independent judgment as a committee member and who possess an understanding of financial statements and generally accepted accounting principles.

Code of Ethics

Our Board of Directors has not adopted a Code of Ethics (the “Code”) due to the fact that we presently only have two directors and we are in the development stage of our operations.  We anticipate that we will adopt a code of ethics when we increase either the number of our directors and officers or the number of our employees.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934 requires our directors and executive officers and persons who beneficially own more than ten percent of a registered class of our equity securities to file with the SEC initial reports of ownership and reports of change in ownership of common stock and other equity securities of the Company. Officers, directors and greater than ten percent stockholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to us under Rule 16a-3(e) during the year ended December 31, 2011, Forms 5 and any amendments thereto furnished to us with respect to the year ended December 31, 2011, and the representations made by the reporting persons to us, we believe that during the year ended December 31, 2011, our executive officers and directors and all persons who own more than ten percent of a registered class of our equity securities complied with all Section 16(a) filing requirements.

ITEM 11.       EXECUTIVE COMPENSATION

The following table sets forth the compensation paid to our executive officers during the twelve month periods ended December 31, 2011 and 2010:

 Summary Compensation Table

Name and Principal Position	Fiscal Year Ended 12/31	Salary ($)		Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Michael Lerma (1) President, CEO, CFO, Treasurer, Secretary, and Director	2011	-0-		-0-	-0-	-0-	-0-	-0-	-0-	-0-
	2010	-0-		-0-	-0-	-0-	-0-	-0-	-0-	-0-
Michael J. Sinnwell, Jr. (2) Former President, CEO, CFO, Treasurer, Secretary, and Director	2011	-0-		-0-	-0-	-0-	-0-	-0-	-0-	-0-
	2010	-0-		-0-	-0-	-0-	-0-	-0-	-0-	-0-
George Chachas(3) Former President, CEO, CFO, Treasurer, Secretary, and Director	2011	-0-		-0-	-0-	-0-	-0-	-0-	-0-	-0-
	2010	$20,000	(4)	-0-	-0-	-0-	-0-	-0-	-0-	-0-

(1)	On December 21, 2011, Mr. Michael Lerma agreed to act as the Company’s President, Chief Executive Officer, Chief Financial Officer, Treasurer, Secretary and Director.
(2)
On May 26, 2010, Mr. Michael J. Sinnwell, Jr.  agreed to act as the Company’s President, Chief Executive Officer, Chief Financial Officer, Treasurer, Secretary and Director. Mr. Sinnwell, Jr. resigned from all positions with the Company on December 21, 2011.

(3)
On December 27, 2006, George G. Chachas agreed to act as the Company’s President, Chief Executive Officer, Chief Financial Officer, Treasurer, Secretary and Director.  Mr. Chachas resigned from all positions with the Company on April 29, 2011.

(4)	During 2010, George G. Chachas was compensated for his services as an officer of the Company at the rate of $5,000 per quarter.

Narrative Disclosure to Summary Compensation Table

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

Outstanding Equity Awards at Fiscal Year-End

No executive officer or director received any equity awards, or holds exercisable or unexercisable options, as of the year ended December 31, 2011.

Long-Term Incentive Plans

There are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers.

Compensation Committee

We currently do not have a compensation committee of the Board of Directors.  The Board of Directors as a whole determines executive compensation.

Compensation of Directors

Our directors receive shares of our common stock for services preformed as Members of the Company’s Board Directors.

ITEM 12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
AND RELATED STOCKHOLDER MATTERS.

Security Ownership of Management

The following table sets forth certain information concerning the number of shares of our Common Stock owned beneficially as of April 9, 2012, by: (i) each of our directors; (ii) each of our named executive officers; and (iii) each person or group known by us to beneficially own more than 5% of our outstanding shares of common stock.  Unless otherwise indicated, the shareholders listed below possess sole voting and investment power with respect to the shares they own.

Name and Address of Beneficial Owner	Title of Class	Amount and Nature of Beneficial Ownership (1) (#)	Percent of Class (2) (%)
Michael Lerma (3) 6601 Center Drive West, Suite 500 Los Angeles, CA 90045	Common	0	0.00%
Robert O’Connor (4) 6601 Center Drive West, Suite 500 Los Angeles, CA 90045	Common	61,594	0.00%
All Officers and Directors as a Group (2 Person)	Common	61,594	0%
3JP’s 34328 Vermont Ave. #300 Harbor City, CA 90710	Common	8,498,876	15.79%
Marla Beans 1595 N. Burbank Court Chandler, AZ 85225	Common	3,595,637	6.68%
Glenn Geller 10701 S. Eastern Ave., #421 Henderson, NV 89052	Common	3,695,637	6.68%
Michael Sinnwell, Jr. 4518 E. Sharon Drive Phoenix, AZ 85032	Common	4,065,201	7.55%

(1)
The number and percentage of shares beneficially owned is determined under rules of the SEC and the information is not necessarily indicative of beneficial ownership for any other purpose.  Under such rules, beneficial ownership includes any shares as to which the individual has sole or shared voting power or investment power and also any shares, which the individual has the right to acquire within 60 days through the exercise of any stock option or other right.  The persons named in the table have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them, subject to community property laws where applicable and the information contained in the footnotes to this table.

(2)	Based on 53,810,624 issued and outstanding shares of Common Stock as of April 9, 2012.

(3)
Mr. Michael Lerma is a Director and the Company’s President, CEO, CFO, Treasurer and Secretary. His beneficial ownership includes 369,546 Common Shares, which have been authorized but not issued as of the date of this report.

(4)
Mr. Robert O’Connor is a member of the Company’s Board of Directors and his beneficial ownership is 431,140 that include an additional 369,546 Common Shares, which have been authorized but not issued as of the date of this report.

Changes in Control

There are no present arrangements or pledges of the Company’s securities, which may result in a change in control of the Company.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Related Party Transactions

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

With regard to any future related party transaction, we plan to fully disclose any and all related party transactions in the following manner:

•	Disclosing such transactions in reports where required;
•	Disclosing in any and all filings with the SEC, where required;
•	Obtaining disinterested directors consent; and,
•	Obtaining shareholder consent where required.

Director Independence

For purposes of determining director independence, we have applied the definitions set out in NASDAQ Rule 5605(a)(2). The OTCBB on which shares of common stock are quoted does not have any director independence requirements.  The NASDAQ definition of “Independent Officer” means a person other than an Executive Officer or employee of the Company or any other individual having a relationship which, in the opinion of the Company's Board of Directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director.

According to the NASDAQ definition, Michael Lerma is not an independent director because he is also an executive officer of the Company.

According to the NASDAQ definition, Robert H. O’Connor is an independent director.

Review, Approval or Ratification of Transactions with Related Persons

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Fees

During 2011, we were billed by our accountants, Lake & Associates, approximately $17,000 for audit and review fees associated with our 10-K and 10-Q filings.

During 2010, we were billed by our accountants, Lake & Associates, approximately $20,000 for audit and review fees associated with our 10-K and 10-Q filings.

Tax Fees

During 2011, we were billed by our accountants, Lake & Associates, approximately $0 for tax work.

During 2010, we were billed by our accountants, Lake & Associates, approximately $0 for tax work.

All Other Fees

During 2011, we were billed by our accountants, Lake & Associates, approximately $0 for other work.

During 2010, we were billed by our accountants, Lake & Associates, approximately $0 for other work.

Board of Directors Pre-Approval Process, Policies and Procedures

Our principal auditors have performed their audit procedures in accordance with pre-approved policies and procedures established by our Board of Directors. Our principal auditors have informed our Board of Directors of the scope and nature of each service provided. With respect to the provisions of services other than audit, review, or attest services, our principal accountants brought such services to the attention of our Board of Directors prior to commencing such services.

PART IV

ITEM 15.                      EXHIBITS.

(a)	Exhibits

Exhibit
Number	Description of Exhibit	Filing
2.01	Agreement and Plan of Merger by and among the Company, Antero Payment Solutions Inc., and COA Holdings, Inc. dated March 29, 2011	Incorporated by reference to our Form 8-K filed with the SEC on March 30, 2011.
3.01	Articles of Incorporation	Incorporated by reference to our Registration Statement on Form 10SB filed on April 12, 2007.
3.01(a)	Restated Articles of Incorporation	Incorporated by reference to our Registration Statement on Form 10SB filed on April 12, 2007.
3.01(b)	Certificate of Change Pursuant to NRS 78.209	Incorporated by reference to our Form 8-K filed with the SEC on September 18, 2009.
3.02	Bylaws	Incorporated by reference to our Registration Statement on Form 10SB filed on April 12, 2007.
4.01	2007 Long Term Incentive Plan	Incorporated by reference to our Form 10-KSB filed with the SEC on April 29, 2008.
10.01	Literary Agent Agreement by and between Doolittle Edutainment Corp. and Geraldine Blecker dated September 25, 2009	Incorporated by reference to our Form 8-K filed with the SEC on September 29, 2009.
10.02	Lock-Up Agreement by and between COA Holdings, Inc. and Tom Kelley dated April 5, 2011	Incorporated by reference to our Form 8-K filed with the SEC on May 3, 2011.
10.03	Lock-Up Agreement by and between COA Holdings, Inc. and Greg Geller dated April 6, 2011	Incorporated by reference to our Form 8-K filed with the SEC on May 3, 2011.
10.04	Lock-Up Agreement by and between COA Holdings, Inc. and Tom Smith dated April 7, 2011	Incorporated by reference to our Form 8-K filed with the SEC on May 3, 2011.
10.05	Lock-Up Agreement by and between COA Holdings, Inc. and Glenn Geller dated April 7, 2011	Incorporated by reference to our Form 8-K filed with the SEC on May 3, 2011.
10.06	Lock-Up Agreement by and between COA Holdings, Inc. and Gaden Griffin dated April 7, 2011	Incorporated by reference to our Form 8-K filed with the SEC on May 3, 2011.
10.07	Lock-Up Agreement by and between COA Holdings, Inc. and Marla Beans dated April 12, 2011	Incorporated by reference to our Form 8-K filed with the SEC on May 3, 2011.
10.08	Employment Agreement by and between the Company and Michael J. Sinnwell, Jr. dated April 12, 2011	Incorporated by reference to our Form 8-K filed with the SEC on May 3, 2011.
10.09	Confidential Information and Invention Assignment Agreement by and among the Company, Antero Payment Solutions, Inc., and Michael J. Sinnwell Jr. dated April 13, 2011	Incorporated by reference to our Form 8-K filed with the SEC on May 3, 2011.
10.10	Option Agreement by and among the Company, Doolittle Edutainment Corp. and George Chachas dated April 29, 2011	Incorporated by reference to our Form 8-K filed with the SEC on May 3, 2011.
10.11	Employment Agreement by and between Antero Payment Solutions, Inc. and Kevin Vining dated April 29, 2011	Incorporated by reference to our Form 8-K filed with the SEC on May 3, 2011.
10.12	Confidential Information and Invention Assignment Agreement by and between Antero Payment Solutions, Inc. and Kevin Vining dated April 29, 2011	Incorporated by reference to our Form 8-K filed with the SEC on May 3, 2011.
10.13	Distribution Agreement by and between Antero Payment Solutions, Inc. and TFG Card Solutions dated July 21, 2011	Incorporated by reference to our Form 8-K filed with the SEC on July 27, 2011.
10.14	Independent Sales Representative Agreement by and between Antero Payment Solutions, Inc. and Veritec Financial Systems, Inc. dated July 21, 2011	Incorporated by reference to our Form 8-K filed with the SEC on July 27, 2011.
10.15	Joint Venture Agreement by and among Antero Payment Solutions, Inc. and Veritec Financial Systems, Inc. dated August 29, 2011	Incorporated by reference to our Form 8-K filed with the SEC on September 1, 2011.
10.16	Assignment and Assumption Agreement by and among the Company, Doolittle Edutainment Corp. and George Chachas dated September 14, 2011	Incorporated by reference to our Form 8-K filed with the SEC on September 19, 2011.
10.17	Private Labeled Agreement by and between Antero Payment Solutions, Inc. and PayRoll Innovations, LLC dated October 3, 2011	Incorporated by reference to our Form 8-K filed with the SEC on October 5, 2011.
10.18	Credit Line Agreement by and between the Company and South Bay Capital dated October 7, 2011	Incorporated by reference to our Form 8-K filed with the SEC on October 11, 2011.
10.19	Private Labeled Agreement by and between Antero Payment Solutions, Inc. and Consolidated Fleet Management Corp. dated October 20, 2011	Incorporated by reference to our Form 8-K filed with the SEC on October 21, 2011.
16.01	Letter from HJ Associates & Consultants, LLP dated July 14, 2011	Incorporated by reference to our Form 8-K filed with the SEC on July 14, 2011
31.01	Certification of Principal Executive Officer Pursuant to Rule 13a-14	Filed herewith.
31.02	Certification of Principal Financial Officer Pursuant to Rule 13a-14	Filed herewith.
32.01	CEO and CFO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act	Filed herewith.
101.INS*	XBRL Instance Document	Filed herewith.
101.SCH*	XBRL Taxonomy Extension Schema Document	Filed herewith.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith.
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document	Filed herewith.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith.
*Pursuant to Regulation S-T, this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ANOTEROS, INC.

Dated: April 16, 2012	/s/ Michael Lerma
By: Michael Lerma
Its: President, Principal Executive Officer & Principal Financial Officer (Principal Accounting Officer)

Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:

Dated: April 16, 2012	/s/ Michael Lerma
Michael Lerma – Director

Dated: April 16, 2012	/s/ Robert H. O’Connor
Robert H. O’Connor – Director