Form 10-Q
period 2012-03-31
Anoteros, Inc.
filed 2012-05-21
CIK 1390292

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

As of May 14, 2012 there were54,549,752 shares of the registrant’s $0.001 par value common stock issued and outstanding.

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

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Index

Balance Sheets (unaudited)	F-1

Statements of Operations (unaudited)	F-2

Statements of Cash Flows (unaudited)	F-3

Notes to the Financial Statements (unaudited)	F-4

ANOTEROS, INC.
Consolidated Balance Sheets
(Expressed in U.S. Dollars)
(unaudited)

ASSETS

	March 31,	December 31,
	2012	2011
	(unaudited)
CURRENT ASSETS
Cash	$3,481	$-
Accounts Receivable	37,500	37,500

Total Current Assets	40,981	37,500

TOTAL ASSETS	$40,981	$37,500

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued expenses	$636,877	$632,973
Accounts payable and accrued expenses - Related Party	53,886	41,686
Accrued interest	113,815	107,920
Bank overdraft	-	113
Accrued interest - Related Party	874	353
Notes payable - related party	225,000	209,500
Notes payable	164,470	164,470

Total Current Liabilities	1,194,922	1,157,015

TOTAL LIABILITIES	1,194,922	1,157,015

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock; 10,000,000 shares authorized,
at $0.001 par value, no shares issued and outstanding	-	-
Common stock; 140,000,000 shares authorized,
at $0.001 par value, 54,549,752 and 53,810,624
shares issued and outstanding, respectively	54,549	53,810
Additional paid-in capital	22,044,087	21,844,826
Accumulated deficit	(23,252,577)	(23,018,151)

Total Stockholders' Equity (Deficit)	(1,153,941)	(1,119,515)
TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY (DEFICIT)	$40,981	$37,500

The accompanying notes are an integral part of these financial statements.

ANOTEROS, INC.
Consolidated Statements of Operations
(Expressed in U.S. Dollars)
(unaudited)

	For the Three Months Ended
	March 31,
	2012	2011

REVENUES	$1,081		$-
COST OF SALES	-		-
GROSS PROFIT	1,081		-

OPERATING EXPENSES

Professional fees	12,962		32,815
General and administrative expenses	216,129		8,888

Total Operating Expenses	229,091	-	41,703

OPERATING LOSS	(228,010)		(41,703)

OTHER INCOME AND EXPENSE

Interest expense	(6,416)		(3,282)
Gain (loss) on conversion of debt	-		-

Total Other Income and Expense	(6,416)		(3,282)

LOSS BEFORE INCOME TAXES	(234,426)		(44,985)

PROVISION FOR INCOME TAXES	-		-

NET LOSS	$(234,426)		$(44,985)

BASIC LOSS PER SHARE	$(0.00)		$(0.01)

WEIGHTED AVERAGE NUMBER
OF SHARES OUTSTANDING:
BASIC AND DILUTED	54,176,127		3,378,353

The accompanying notes are an integral part of these financial statements.

ANOTEROS, INC.
Consolidated Statements of Cash Flows
(Expressed in U.S. Dollars)
(unaudited)

	For the Three Months Ended
	March 31,
	2012	2011

OPERATING ACTIVITIES
Net loss	$(234,426)	$(44,985)
Adjustments to reconcile net loss to net cash
used by operating activities:

Common stock issued for services	200,000	7,742
Changes in operating assets and liabilities
(Increase) decrease in inventory	-	782
Accounts payable and accrued expenses	9,799	-
Related party accounts payable and accrued expenses	12,721	23,715

Net Cash (Used in) Operating Activities	(11,906)	(12,746)

INVESTING ACTIVITIES	-	-

FINANCING ACTIVITIES
Proceeds from bank overdraft	(113)	-
Proceeds from related party payables	-	12,838

Proceeds from notes payable	15,500	-
Repayments of notes payable	-	-

Net Cash Provided by Financing Activities	15,387	12,838

NET INCREASE (DECREASE) IN CASH	3,481	92
CASH AT BEGINNING OF Period	-	286

CASH AT END OF Period	$3,481	$378

SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION

CASH PAID FOR:
Interest	$-	$-
Income Taxes	-	-

NON CASH FINANCING ACTIVITIES:
Common stock issued to settle notes payable	$-	$-
Common stock issued for distributorship rights	-	-

The accompanying notes are an integral part of these financial statements.

ANOTEROS, INC.
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
(unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited balance sheets of the Company at March 31, 2012 and related unaudited statements of operations, stockholders' equity and cash flows for the three months ended March 31, 2012 and 2011, have been prepared by management in conformity with United States generally accepted accounting principles.  In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.  It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the December 31, 2011 audited financial statements.  Operating results for the period ended March 31, 2012, are not necessarily indicative of the results that can be expected for the fiscal year ending December 31, 2012 or any other subsequent period.

NOTE 2 – GOING CONCERN

The Company's financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern.  During the three months ended March 31, 2012 the Company realized a net loss of $234,426and has incurred an accumulated deficit of $23,252,577.  The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

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

NOTE 4 – RELATED PARTY TRANSACTIONS

On October 7, 2011, the Company executed a Credit Line Agreement (the "Credit Line") with South Bay Capital (the “Lender”), an entity controlled by a significant shareholder. Under the terms of the Credit Line, the Company may borrow, from time to time, up to the principal amount of $370,000 until September 15, 2013 the Maturity Date (“Maturity Date”). The annual interest rate of the Credit Line is 8%. The Credit Line contains customary events of default, including, among others, non-payment of principal and interest and in the event the Company is involved in certain insolvency proceedings. In the event of a default, all of the obligations of the Company under the Credit Line may be declared immediately due and payable.  On the election of Lender, the outstanding principal and accrued interest may be repaid either in cash or the Lender shall have the right to convert all or any portion of the outstanding principal amount and accrued interest into fully paid and non-assessable shares of Company’s common stock. The Company owed $225,000 of principle and $874 of accrued interest on the Credit Line as of March 31, 2012 with a credit facility available of $145,000 as of that date.

NOTE 5 – MERGER

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

NOTE 6 – COMMON STOCK

During the three months ended March 31, 2012, the Company issued 739,128 shares of common stock to officers for services rendered totaling $200,000.

NOTE 7 – SPIN-OFF OF DOOLITTLE SUBSIDIARY

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

Three months ended March 31, 2012 compared to the three months ended March 31, 2011

For the three months ended March 31, 2012, the Company had revenue of $1,081 compared with revenue of $-0- for the comparable period in 2011.  However, the Company did record 46,841 in revenue in 2011.  The decrease in revenue is due to a cease in operations while the Company was restructured.  As the Company enters into new distribution agreements, revenue is expected to increase.

Cost of sales for the three months ended March 31, 2012 was $-0- compared to $-0- for the comparable period in 2011.    As revenues resume, the Company expected margins to be comparable to historical trends.

Operating expenses for the three months ended March 31, 2012 totaled $229,091 compared to $41,703 for the comparable period in 2011.  This increase resulted primarily from the Company’s concerted efforts to resume operations, which resulted in increases in both professional and general and administrative expenses incurred during the current period.

The Company incurred a net loss of $228,010 during the three month period ended March 31, 2012 compared to $41,703 for the comparable period in 2011.  As noted above, this increase resulted primarily from the Company’s concerted efforts to resume operations, which resulted in increases in both professional and general and administrative expenses incurred during the current period.  Basic net loss per share was $(0.00) for the three month period ended March 31, 2012, compared to a basic net loss per share of $(0.01) for the comparable period of 2011.

Liquidity and Capital Resources

As of March 31, 2012, the Company had a negative working capital of $1,153,941compared to a negative working capital of $1,119,515 at December 31, 2011. The change in working capital resulted primarily from the increase of debt totaling $37,907 during the three months ended March 31, 2012.

During the three months ended March 31, 2012 the Company experienced negative cash flow of $11,906 from operating activities.  The Company met its cash requirements during this period through its debt and equity financing activities, realizing a cash inflow from financing activities in the amount of $15,387.

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

ITEM 4.                       CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by our company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management carried out an evaluation under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 ("Exchange Act"). Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures were effective as of March 31, 2012 to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms.  Please refer to our Annual Report on Form 10-K as filed with the SEC on April 16, 2012, for a complete discussion relating to the foregoing evaluation of Disclosures and Procedures.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.                       UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

1.      Quarterly Issuances:

During the three months ended March 31, 2012, the Company issued 739,128 shares of common stock to officers for services rendered totaling $200,000.

2.             Subsequent Issuances:

Subsequent to the quarter, we did not issue any unregistered securities other than as previously disclosed.

ITEM 3.                      DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.                      MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5.                      OTHER INFORMATION

None.

ITEM 6.                      EXHIBITS

Exhibit Number	Description of Exhibit	Filing
2.01	Agreement and Plan of Merger by and among the Company, Antero Payment Solutions Inc., and COA Holdings, Inc. dated March 29, 2011	Incorporated by reference to our Form 8-K filed with the SEC on March 30, 2011.
3.01	Articles of Incorporation	Incorporated by reference to our Registration Statement on Form 10SB filed on April 12, 2007.
3.01(a)	Restated Articles of Incorporation	Incorporated by reference to our Registration Statement on Form 10SB filed on April 12, 2007.
3.01(b)	Certificate of Change Pursuant to NRS 78.209	Incorporated by reference to our Form 8-K filed with the SEC on September 18, 2009.
3.02	Bylaws	Incorporated by reference to our Registration Statement on Form 10SB filed on April 12, 2007.
4.01	2007 Long Term Incentive Plan	Incorporated by reference to our Form 10-KSB filed with the SEC on April 29, 2008.
10.01	Literary Agent Agreement by and between Doolittle Edutainment Corp. and Geraldine Blecker dated September 25, 2009	Incorporated by reference to our Form 8-K filed with the SEC on September 29, 2009.
10.02	Lock-Up Agreement by and between COA Holdings, Inc. and Tom Kelley dated April 5, 2011	Incorporated by reference to our Form 8-K filed with the SEC on May 3, 2011.
10.03	Lock-Up Agreement by and between COA Holdings, Inc. and Greg Geller dated April 6, 2011	Incorporated by reference to our Form 8-K filed with the SEC on May 3, 2011.
10.04	Lock-Up Agreement by and between COA Holdings, Inc. and Tom Smith dated April 7, 2011	Incorporated by reference to our Form 8-K filed with the SEC on May 3, 2011.
10.05	Lock-Up Agreement by and between COA Holdings, Inc. and Glenn Geller dated April 7, 2011	Incorporated by reference to our Form 8-K filed with the SEC on May 3, 2011.
10.06	Lock-Up Agreement by and between COA Holdings, Inc. and Gaden Griffin dated April 7, 2011	Incorporated by reference to our Form 8-K filed with the SEC on May 3, 2011.
10.07	Lock-Up Agreement by and between COA Holdings, Inc. and Marla Beans dated April 12, 2011	Incorporated by reference to our Form 8-K filed with the SEC on May 3, 2011.
10.08	Employment Agreement by and between the Company and Michael J. Sinnwell, Jr. dated April 12, 2011	Incorporated by reference to our Form 8-K filed with the SEC on May 3, 2011.
10.09	Confidential Information and Invention Assignment Agreement by and among the Company, Antero Payment Solutions, Inc., and Michael J. Sinnwell Jr. dated April 13, 2011	Incorporated by reference to our Form 8-K filed with the SEC on May 3, 2011.
10.10	Option Agreement by and among the Company, Doolittle Edutainment Corp. and George Chachas dated April 29, 2011	Incorporated by reference to our Form 8-K filed with the SEC on May 3, 2011.
10.11	Employment Agreement by and between Antero Payment Solutions, Inc. and Kevin Vining dated April 29, 2011	Incorporated by reference to our Form 8-K filed with the SEC on May 3, 2011.
10.12	Confidential Information and Invention Assignment Agreement by and between Antero Payment Solutions, Inc. and Kevin Vining dated April 29, 2011	Incorporated by reference to our Form 8-K filed with the SEC on May 3, 2011.
10.13	Distribution Agreement by and between Antero Payment Solutions, Inc. and TFG Card Solutions dated July 21, 2011	Incorporated by reference to our Form 8-K filed with the SEC on July 27, 2011.

10.14	Independent Sales Representative Agreement by and between Antero Payment Solutions, Inc. and Veritec Financial Systems, Inc. dated July 21, 2011	Incorporated by reference to our Form 8-K filed with the SEC on July 27, 2011.
10.15	Joint Venture Agreement by and among Antero Payment Solutions, Inc. and Veritec Financial Systems, Inc. dated August 29, 2011	Incorporated by reference to our Form 8-K filed with the SEC on September 1, 2011.
10.16	Assignment and Assumption Agreement by and among the Company, Doolittle Edutainment Corp. and George Chachas dated September 14, 2011	Incorporated by reference to our Form 8-K filed with the SEC on September 19, 2011.
10.17	Private Labeled Agreement by and between Antero Payment Solutions, Inc. and PayRoll Innovations, LLC dated October 3, 2011	Incorporated by reference to our Form 8-K filed with the SEC on October 5, 2011.
10.18	Credit Line Agreement by and between the Company and South Bay Capital dated October 7, 2011	Incorporated by reference to our Form 8-K filed with the SEC on October 11, 2011.
10.19	Private Labeled Agreement by and between Antero Payment Solutions, Inc. and Consolidated Fleet Management Corp. dated October 20, 2011	Incorporated by reference to our Form 8-K filed with the SEC on October 21, 2011.
10.20	Settlement Agreement and Mutual General Release between the Company and Settling Parties dated May 8, 2012	Incorporated by reference to our Form 8-K filed with the SEC on May 9, 2012.
10.21	Lock-Up Agreement by and between the Company and Gaden E. Griffin Family Trust dated May 8, 2012.	Incorporated by reference to our Form 8-K filed with the SEC on May 9, 2012.
10.22	Lock-Up Agreement by and between the Company and Michael Sinnwell Jr. dated May 8, 2012.	Incorporated by reference to our Form 8-K filed with the SEC on May 9, 2012.
10.23	Lock-Up Agreement by and between the Company and Glenn Geller dated May 8, 2012.	Incorporated by reference to our Form 8-K filed with the SEC on May 9, 2012.
10.24	Lock-Up Agreement by and between the Company and Marla Beans dated May 8, 2012.	Incorporated by reference to our Form 8-K filed with the SEC on May 9, 2012.
10.25	Lock-Up Agreement by and between the Company and Tom Smith dated May 8, 2012.	Incorporated by reference to our Form 8-K filed with the SEC on May 9, 2012.
10.26	Lock-Up Agreement by and between the Company and Gaden E. Griffin Family Trust dated May 8, 2012.	Incorporated by reference to our Form 8-K filed with the SEC on May 9, 2012.
10.27	Lock-Up Agreement by and between Anoteros and Greg Geller Trust dated May 8, 2012.	Incorporated by reference to our Form 8-K filed with the SEC on May 9, 2012.
16.01	Letter from HJ Associates & Consultants, LLP dated July 14, 2011	Incorporated by reference to our Form 8-K filed with the SEC on July 14, 2011.
31.01	Certification of Principal Executive Officer Pursuant to Rule 13a-14	Filed herewith.
31.02	Certification of Principal Financial Officer Pursuant to Rule 13a-14	Filed herewith
32.01	CEO and CFO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act	Filed herewith.
101.INS*	XBRL Instance Document	Filed herewith.
101.SCH*	XBRL Taxonomy Extension Schema Document	Filed herewith.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith.
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document	Filed herewith.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith.
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

ANOTEROS, INC.

Dated: May 21, 2012	By:	/s/Michael Lerma
MICHAEL LERMA
Its: President, Chief Executive Officer, Chief Financial Officer (Chief Accounting Officer), Secretary, Treasurer and Director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Dated: May 21, 2012	By:	/s/Michael Lerma
Michael Lerma – Director

Dated: May 21, 2012	By:	/s/ Robert H. O’Connor
Robert H. O’Connor – Director