Form 10-Q/A
period 2012-06-30
Anoteros, Inc.
filed 2012-08-24
CIK 1390292

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-Q/A
Amendment No. 1

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

EXPLANATORY NOTE

The purpose of this Amendment No. 1 to the Quarterly Report of Anoteros, Inc. (the “Company”) on Form 10-Q for the quarterly period ended June 30, 2012, filed with the Securities and Exchange Commission on August 20, 2012 (the “Form 10-Q”), is to furnish Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T.  Exhibit 101 to this report provides the consolidated financial statements and related notes from the Form 10-Q formatted in XBRL (eXtensible Business Reporting Language).

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

Dated:  August 22, 2012
/s/Michael Lerma
MICHAEL LERMA
Its: Chief Executive Officer, Chief Financial Officer (Chief Accounting Officer), Secretary, Treasurer and Director

Dated:  August 22, 2012
/s/ Charles Potter
CHARLES POTTER
Its: President

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Dated:  August 22, 2012
/s/ Michael Lerma
By: Michael Lerma – Director

Dated:  August 22, 2012
/s/ Robert H. O’Connor
By: Robert H. O’Connor – Director

Dated:  August 22, 2012
/s/ Thomas Childers
By: Thomas Childers – Director

Dated:  August 22, 2012
/s/ John E. McConnaughy, Jr.
By: John E. McConnaughy, Jr. – Director

Dated:  August 22, 2012
/s/ Scott Neff
By: Scott Neff – Director