Form 10-Q
period 2012-09-30
Anoteros, Inc.
filed 2012-11-19
CIK 1390292

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2012

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

As of November 20, 2012 there were 60,549,752 shares of the registrant’s $0.001 par value common stock issued and outstanding.

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

PART I - FINANCIAL INFORMATION

ITEM 1.                      FINANCIAL STATEMENTS

ANOTEROS, INC. AND SUBSIDIARIES
Consolidated Balance Sheets

ASSETS

	September 30,	December 31,
	2012	2011
	(Unaudited)
CURRENT ASSETS
Cash	$313	$-
Accounts Receivable	-	37,500

Total Current Assets	313	37,500

TOTAL ASSETS	$313	$37,500

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued expenses	$787,059	$632,973
Accounts payable and accrued expenses
related party	80,186	41,686
Accrued interest	125,670	107,920
Bank overdraft	-	113
Accrued interest - related party	-	353
Notes payable - related party	-	209,500
Notes payable	164,470	164,470

Total Current Liabilities	1,157,385	1,157,015

TOTAL LIABILITIES	1,157,385	1,157,015

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock; 10,000,000 shares authorized,
$0.001 par value, no shares issued
and outstanding	-	-
Common stock; 140,000,000 shares authorized,
at $0.001 par value, 54,549,752 and 53,810,624
shares issued and outstanding, respectively	60,549	53,810
Additional paid-in capital	22,451,398	21,844,826
Accumulated deficit	(23,669,019)	(23,018,151)

Total Stockholders' Equity (Deficit)	(1,157,072)	(1,119,515)
TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY (DEFICIT)	$313	$37,500

The accompanying notes are an integral part of these financial statements.

ANOTEROS, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011

REVENUES	$329	$1,228	$1,944	$2,895
COST OF SALES	-	10,024	-	237,918
GROSS PROFIT	329	(8,796)	1,944	(235,023)

OPERATING EXPENSES

Professional fees	25,291	64,733	66,545	7,433,699
Bad debt expense	-	-	37,500	-
General and administrative expenses	191,500	150,045	528,577	315,916

Total Operating Expenses	216,791	214,778	632,622	7,749,615

OPERATING LOSS	(216,462)	(223,574)	(630,678)	(7,984,638)

OTHER INCOME AND EXPENSE

Interest expense	(6,784)	(5,960)	(20,190)	(45,757)
Gain on settlement of debt	-	-	-	49,125
Gain on spin-off of subsidiary		60,480		60,480
Gain (loss) on conversion of debt	-	-	-	(1,641,200)

Total Other Income and Expense	(6,784)	54,520	(20,190)	(1,577,352)

LOSS BEFORE INCOME TAXES	(223,246)	(169,054)	(650,868)	(9,561,990)

PROVISION FOR INCOME TAXES	-	-	-	-

NET LOSS	$(223,246)	$(169,054)	$(650,868)	$(9,561,990)

BASIC LOSS PER SHARE	$(0.00)	$(0.00)	$(0.01)	$(0.20)

WEIGHTED AVERAGE NUMBER
OF SHARES OUTSTANDING:
BASIC AND DILUTED	57,158,448	53,810,624	55,279,679	48,321,344

ANOTEROS, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Unaudited)

	For the Nine Months Ended
	September 30,
	2012	2011

OPERATING ACTIVITIES
Net loss	$(650,868)	$(9,561,990)
Adjustments to reconcile net loss to net cash
used by operating activities:
Common stock issued for services	200,000	7,150,558
Warrants and options issued for services	150,018	84,317
Gain on settlement of debt	-	(49,125)
Loss (gain) on conversion of debt	-	1,641,200
Gain on spin-off of subsidiary		(60,480)
Bad debt expense	37,500	-
Changes in operating assets and liabilities
Accounts payable and accrued expenses	171,949	431,109
Related party accounts payable and accrued expenses	40,940	(43,063)

Net Cash (Used in) Operating Activities	(50,461)	(407,474)

INVESTING ACTIVITIES	-	-

FINANCING ACTIVITIES
Cash acquired in acquistion of subsidiary	-	168
Common stock sold for cash	-	200,000
Repayment of bank overdraft	(113)	-
Proceeds from related party payables	-	402,721
Repayments of related party payables	-	(176,380)
Proceeds from notes payable	51,000	-
Repayments of notes payable	-	(12,500)

Net Cash Provided by Financing Activities	50,887	414,009

NET INCREASE (DECREASE) IN CASH	426	6,535
CASH AT BEGINNING OF PERIOD	(113)	18

CASH AT END OF PERIOD	$313	$6,553

SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION

CASH PAID FOR:
Interest	$-	$-
Income Taxes	-	-

NON CASH FINANCING ACTIVITIES:
Common stock issued to settle notes payable	$263,293	$3,190,368
Common stock issued for distributorship rights	-	260,615

The accompanying notes are an integral part of these financial statements.

ANOTEROS, INC. AND SUBIDIARIES
Notes to the Consolidated Financial Statements
September 30, 2012 and December 31, 2011

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited balance sheets of the Company at September 30, 2012 and related unaudited statements of operations, and cash flows for the three and nine months ended September 30, 2012 and 2011, have been prepared by management in conformity with United States generally accepted accounting principles.  In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.  It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the December 31, 2011 audited financial statements.  Operating results for the period ended September 30, 2012, are not necessarily indicative of the results that can be expected for the fiscal year ending December 31, 2012 or any other subsequent period.

NOTE 2 – GOING CONCERN

The Company's financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern.  During the nine months ended September 30, 2012 the Company realized a net loss of $650,868 and has incurred an accumulated deficit of $23,669,019.  The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

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

ANOTEROS, INC. AND SUBIDIARIES
Notes to the Consolidated Financial Statements
September 30, 2012 and December 31, 2011

NOTE 4 – RELATED PARTY TRANSACTIONS

On October 7, 2011, the Company executed a Credit Line Agreement (the "Credit Line") with South Bay Capital (the “Lender”), an entity controlled by a significant shareholder. Under the terms of the Credit Line, the Company may borrow, from time to time, up to the principal amount of $370,000 until September 15, 2013 the Maturity Date (“Maturity Date”). The annual interest rate of the Credit Line is 8%. The Credit Line contains customary events of default, including, among others, non-payment of principal and interest and in the event the Company is involved in certain insolvency proceedings. In the event of a default, all of the obligations of the Company under the Credit Line may be declared immediately due and payable.  On the election of Lender, the outstanding principal and accrued interest may be repaid either in cash or the Lender shall have the right to convert all or any portion of the outstanding principal amount and accrued interest into fully paid and non-assessable shares of Company’s common stock. The Company issued 6,000,000 shares of common stock to Robert O’Conner pursuant to an indemnity agreement with Mr. O’Conner to settle the debt owed to Mr. O’Conner relating to the Credit Line with South Bay Capital. As of the issuance date of August, 22, 2012 the Company owed $260,500 in princiaple and $2,793 in accrued interest on the Credit Line. The Company owed $-0- of principle and $-0- of accrued interest on the Credit Line as of September 30, 2012.

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

ANOTEROS, INC. AND SUBIDIARIES
Notes to the Consolidated Financial Statements
September 30, 2012 and December 31, 2011

A description of the specific terms and conditions of the Merger is set forth in the Merger Agreement filed as an Exhibit 2.01 to the Form 8-K filed by the Company on March 30, 2011.

NOTE 6 – COMMON STOCK

During the three months ended March 31, 2012, the Company issued 739,128 shares of common stock to officers for services rendered totaling $200,000.

During the three months ended September 30, 2012, The Company issued 6,000,000 shares of common stock to Robert O’Conner pursuant to an indemnity agreement with Mr. O’Conner to settle the debt owed to Mr. O’Conner relating to the Credit Line with South Bay Capital. As of the issuance date of August, 22, 2012 the Company owed $260,500 in principal and $2,793 in accrued interest on the Credit Line. The issuance fully satisfied the debt.

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

Three months ended September 30, 2012 compared to the three months ended September 30, 2011

For the three months ended September 30, 2012, the Company had revenue of $329 compared with revenue of $1,228 for the comparable period in 2011.  The slight decrease in revenue is due to a cease in operations while the Company was restructured.  As the Company enters into new distribution agreements, revenue is expected to increase.

Cost of sales for the three months ended September 30, 2012 was $-0- compared to $10,024 for the comparable period in 2011.  The Company incurred certain expenses in 2011 associated with resuming its operations.  As revenues resume, the Company expects margins to be comparable to historical trends.

Operating expenses for the three months ended September 30, 2012 totaled $216,791 compared to $214,778 for the comparable period in 2011.  This increase resulted primarily due to an increase in general and administrative expenses incurred during the current period.

The Company incurred a net loss of $223,246 during the three month period ended September 30, 2012 compared to $169,054 for the comparable period in 2011.  As noted above, this increase resulted primarily due to an increase in general and administrative expenses incurred during the current period.  Basic net loss per share was $(0.00) for the three month period ended September 30, 2012, compared to a basic net loss per share of $(0.00) from the comparable period of 2011.

Nine months ended September 30, 2012compared to the nine months ended September 30, 2011

For the nine months ended September 30, 2012, the Company had revenue of $1,944 compared with revenue of $2,895 for the comparable period in 2011.  The decrease in revenue is due to a cease in operations while the Company was restructured.  As the Company enters into new distribution agreements, revenue is expected to increase.

Cost of sales for the nine months ended September 30, 2012 was $-0- compared to $237,919 for the comparable period in 2011. The decrease in cost of sales is due to a cease in operations while the company was restructured.

Operating expenses for the nine months ended September 30, 2012 totaled $632,622 compared to $7,749615 for the comparable period in 2011.  This decrease was primarily due to a decrease in professional fees.  During the nine month period ending  September 30, 2011, the Company issued stock valued at $7,150,558 for services rendered.  During the comparable period in 2012, the Company issued stock valued at $200,000 for services rendered.  Absent these large non-cash expenses, operating expenses would have been $432,622 during the nine months ended September 30, 2012 and $599,057 for the comparable period in 2011.

The Company incurred a net loss of $650,868 during the nine month period ended September 30, 2012 compared to $9,561,990 for the comparable period in 2011.  As noted above, this decrease resulted primarily from the Company’s concerted efforts to resume operations, which resulted in  a decrease in professional fees incurred during the current period.  Basic net loss per share was $(0.01) for the nine month period ended September 30, 2012, compared to a basic net loss per share of $(0.20) from the comparable period of 2011.

Absent the large non-cash expenses mentioned above, net loss would have been $450,868 during the nine months ended September 30, 2012 and $2,411,432 for the comparable period in 2011.

Liquidity and Capital Resources

As of September 30, 2012, the Company had a negative working capital of $1,157,072 compared to a negative working capital of $1,119,515 at December 31, 2011. The change in working capital resulted primarily from the Company’s basic operating expeness during the nine months ended September 30, 2012.

During the nine months ended September 30, 2012 the Company experienced negative cash flow of $50,461 from operating activities.  The Company met its cash requirements during this period through its debt and equity financing activities, realizing a cash inflow from financing activities in the amount of $50,887.

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

ITEM 4.                       CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by our company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management carried out an evaluation under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 ("Exchange Act"). Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures were effective as of September 30, 2012 to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms.  Please refer to our Annual Report on Form 10-K as filed with the SEC on April 16, 2012, for a complete discussion relating to the foregoing evaluation of Disclosures and Procedures.

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

ANOTEROS, INC.

Dated:  November 20, 2012
/s/ Charles Potter
CHARLES POTTER
Its: CEO and President

Dated: November 20, 2012
/s/Michael Lerma
MICHAEL LERMA
Its: Chief Financial Officer (Chief Accounting Officer), Secretary, Treasurer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Dated:  November 20, 2012
/s/ Robert H. O’Connor
By: Robert H. O’Connor – Director

Dated:  November 20, 2012
/s/ Thomas Childers
By: Thomas Childers – Director

Dated:  November 20, 2012
/s/ John E. McConnaughy, Jr.
By: John E. McConnaughy, Jr. – Director

Dated:  November 20, 2012
/s/ Scott Neff
By: Scott Neff – Director