Form 10-K
period 2012-12-31
Anoteros, Inc.
filed 2013-04-22
CIK 1390292

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2012

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐   No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2012 was approximately $3,315,459 based upon the price $0.10 at which the common stock was last sold as of the last business day of the most recently completed second fiscal quarter, multiplied by the approximate number of shares of common stock held by persons other than executive officers, directors and five percent stockholders of the registrant without conceding that any such person is an “affiliate” of the registrant for purposes of the federal securities laws.

As of April 19, 2013, there were 47,375,913 shares of the registrant’s $0.001 par value common stock issued and outstanding.

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

On September 14, 2011, the Company and George Chachas (“Mr. Chachas”) entered into an Assignment and Assumption Agreement (the “Assignment and Assumption Agreement”), whereby, Mr. Chachas exercised a previously granted option (the “Option”) to acquire Doolittle Edutainment Corp. Mr. Chachas originally acquired the Option pursuant to the terms and conditions the Merger Agreement. Mr. Chachas delivered Notice of Exercise of Assignee’s Option to the Company on September 12, 2011. Accordingly, Mr. Chachas acquired all of the capital stock of Doolittle Edutainment as well as all assets and intellectual property owned by Doolittle Edutainment and any and all liabilities associated with Doolittle Edutainment.

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

Competition

The major competitor to Antero systems is Austin-based NetSpend Corporation (NASDAQ: NTSP); 52-wk range: $11.82-$6.89.  NetSpend is a card-based alternative financial services company established in 1999.  It helps unbanked and under-banked consumers manage their finances and become “self-banked” or use alternative banking methods. The company was an early entrant in the prepaid debit card field. With partners, they offer proprietary processing platform, card fulfillment, customer service and risk management capabilities in non-traditional banking-type systems. NetSpend products are FDIC-insured and issued by federally regulated financial institutions.

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

ITEM 1B.   UNRESOLVED STAFF COMMENTS

None.

ITEM 2.      PROPERTIES

Our offices are currently located at 6601 Center Drive West, Suite 500, Los Angeles, CA 90045 and our telephone number is (310) 997-2482.  We pay approximately $1,275 per month rent, pursuant to an annual contract.  The space is utilized for general office purposes and it is our belief that the space we currently occupy is adequate for our immediate needs.  Additional space may be required as we expand our operations.  We do not foresee any significant difficulties in obtaining any required additional space.  We do not own any real property.

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

Fiscal Quarter 2012	High	Low
First Quarter (January 1, 2010 – March 31, 2010)	$0.25	$0.11
Second Quarter (April 1, 2010 – June 30, 2010)	$0.13	$0.05
Third Quarter (July 1, 2010 – September 30, 2010)	$0.10	$0.02
Fourth Quarter (October 1, 2010 – December 31, 2010	$0.10	$0.015

Fiscal Quarter 2011	High	Low
First Quarter (January 1, 2011 – March 31, 2011)	$0.30	$0.15
Second Quarter (April 1, 2011 – June 30, 2011)	$5.25	$.81
Third Quarter (July 1, 2011 – September 30, 2011)	$1.15	$0.50
Fourth Quarter (October 1, 2011 – December 31, 2011)	$0.61	$0.16

Record Holders

As of April 19, 2013, there were 47,375,913 shares of the registrant’s $0.001 par value Common Stock issued and outstanding and were owned by 281 holders of record, based on information provided by our transfer agent.

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

RESULTS OF OPERATIONS

Working Capital

	December 31, 2012 $	December 31, 2011 $
Current Assets	26	37,500
Current Liabilities	1,134,777	1,157,015
Working Capital (Deficit)	(1,134,751)	(1,119,515)

Cash Flows

	Year ended December 31, 2012 $	Year Ended December 31, 2011 $
Cash Flows from Used in Operating Activities	(72,211)	(437,640)
Cash Flows Provided by Financing Activities	72,237	437,622
Net Increase (decrease) in Cash During Period	26	(18)

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

Year ended December 31, 2012 compared to the year ended December 31, 2011

For the year ended December 31, 2012, the Company had revenue of $2,090 compared with revenue of $46,841 for the comparable period in 2011.  The decrease in revenue is due to a cease in operations while the Company was restructured.  As the Company enters into new distribution agreements, revenue is expected to increase.

Cost of sales for the year ended December 31, 2012 was $-0- compared to $237,918 for the comparable period in 2011.  The Company has incurred expenses in 2011 associated with resuming its operations.  As revenues resume, the Company expected margins to be comparable to historical trends.

Operating expenses for the year ended December 31, 2012 totaled $530,196 compared to $7,889,797 for the comparable period in 2011.  This increase resulted primarily from the Company’s concerted efforts to resume operations in 2011, which resulted in significant and unusually large in legal and professional expenses.  These 2011 legal and professional fees relate primarily to common stock issued for legal and professional services which were valued at $7,150,558.

Other income (expenses) for the year ended December 31, 2012 and 2011 were $(99,694) and $(1,583,664) respectively.  The Company recorded interest expense of $50,340 and $52,070 during 2012 and 2011, respectively.  Additionally, the Company recognized a default judgment penalty of $49,354 in the current year.  The Company also realized a loss on the conversion of debt of $1,641,199 in 2011, along with a gain on settlement of debt of $49,125 and a gain on the spin-off of a subsidiary of $60,480.

The Company incurred a net loss of $627,800 during the year ended December 31, 2012 compared to $9,664,538 for the comparable period in 2011.  As noted above, this decreased net loss resulted primarily from the Company’s concerted efforts to resume operations in 2011, which resulted in a significant decrease professional expenses incurred during the current period, which, along with the loss on conversion of debts, are the primary factors in the Company’s decreased net loss during the 2012.  During the year-ended period in 2012, the Company issued stock valued at $111,608 for services rendered.  During 2011, the Company issued stock valued at $7,150,558 for services rendered, as well as stock valued at $3,190,368 issued in settlement of debts.
Basic net loss per share was $(0.01) for the year ended December 31, 2012, compared to a basic net loss per share of $(0.19) from the comparable period of 2011.

Liquidity and Capital Resources

As of December 31, 2012, the Company had a negative working capital of $1,134,751 compared to a negative working capital of $1,119,515 at December 31, 2011.  The change in working capital resulted primarily from the receipt of $71,500 in cash via borrowings on related-party notes.

During the year ended December 31, 2012, the Company experienced negative cash flow of $72,211 from operating activities.  The Company met its cash requirements during this period primarily through its debt and equity financing activities, realizing a cash inflow from financing activities in the amount of $72,237.

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

Going Concern

We have not attained profitable operations and are dependent upon obtaining financing to pursue any extensive acquisitions and activities.  For these reasons, our auditors stated in their report on our audited financial statements that there is substantial doubt that we will be able to continue as a going concern without further financing.

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

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Anoteros, Inc. and Subsidiaries

December 31, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Anoteros, Inc.

We have audited the accompanying consolidated balance sheets of Anoteros, Inc.  (“the Company”) as of December 31, 2012 and the related consolidated statements of operations, stockholders’ deficit and cash flows for the year then ended.  These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Anoteros, Inc. as of December 31, 2012, and the results of their operations and cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has not yet established an ongoing source of revenue sufficient to cover its operating costs which raises substantial doubt about its ability to continue as a going concern. Management’s plans concerning these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Sadler, Gibb & Associates, LLC

Salt Lake City, UT
April 19, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Anoteros, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheet of Anoteros, Inc. and Subsidiaries (the “Company”) as of December 31, 2011 and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for the year ended December 31, 2011. The consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Anoteros Inc. and Subsidiaries as of December 31, 2011, and the results of their operations and their cash flows for the year ended December 31, 2011 in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Lake & Associates, CPA’S LLC Lake & Associates, CPA’s LLC Schaumburg, Illinois April 13, 2012

1905 Wright Boulevard
Schaumburg, IL 60193

Phone: 847.524.0800
Fax: 847.524.1655

ANOTEROS, INC. AND SUBSIDIARIES
Consolidated Balance Sheets

ASSETS

	December 31,	December 31,
	2012	2011

CURRENT ASSETS
Cash	$26	$-
Accounts Receivable	-	37,500

Total Current Assets	26	37,500

TOTAL ASSETS	$26	$37,500

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses	$581,676	$543,473
Accounts payable and accrued expenses
related party	66,200	41,686
Judgement payable	161,044	89,500
Accrued interest	131,630	108,273
Bank overdraft	850	113
Notes payable - related party	20,500	209,500
Notes payable	82,877	74,470
Convertible debentures	90,000	90,000

Total Current Liabilities	1,134,777	1,157,015

TOTAL LIABILITIES	1,134,777	1,157,015

STOCKHOLDERS' DEFICIT
Preferred stock; 25,000,000 shares authorized,
$0.001 par value, no shares issued
and outstanding	-	-
Common stock; 100,000,000 shares authorized,
at $0.001 par value, 47,375,913 and 53,810,624
shares issued and outstanding, respectively	47,375	53,810
Additional paid-in capital	22,463,825	21,844,826
Accumulated deficit	(23,645,951)	(23,018,151)

Total Stockholders' Deficit	(1,134,751)	(1,119,515)
TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY DEFICIT	$26	$37,500

The accompanying notes are an integral part of these consolidated financial statements.

ANOTEROS, INC. AND SUBSIDIARIES
Consolidated Statements of Operations

	For the Years Ended
	December 31,
	2012	2011

REVENUES	$2,090	$46,841
COST OF SALES	-	237,918
GROSS PROFIT (LOSS)	2,090	(191,077)

OPERATING EXPENSES

Professional fees	71,877	7,469,300
Bad debt expense	37,500	-
General and administrative expenses	420,819	420,497

Total Operating Expenses	530,196	7,889,797

OPERATING LOSS	(528,106)	(8,080,874)

OTHER INCOME (EXPENSE)

Interest expense	(50,340)	(52,070)
Default judgment penalty	(49,354)	-
Gain on settlement of debt	-	49,125
Gain on spin-off of subsidiary	-	60,480
Loss on conversion of debt	-	(1,641,199)

Total Other Income (Expense)	(99,694)	(1,583,664)

LOSS BEFORE INCOME TAXES	(627,800)	(9,664,538)

PROVISION FOR INCOME TAXES	-	-

NET LOSS	$(627,800)	$(9,664,538)

BASIC LOSS PER SHARE	$(0.01)	$(0.19)

WEIGHTED AVERAGE NUMBER
OF SHARES OUTSTANDING:
BASIC AND DILUTED	48,088,527	49,704,943

The accompanying notes are an integral part of these consolidated financial statements.

ANOTEROS, INC. AND SUBSIDIARIES
Consolidated Statements of Stockholders' Deficit

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Deficit

Balance, December 31, 2010	37,113,092	$37,113	$11,446,524	$(13,353,613)	$(1,869,976)

Common stock issued for services	7,778,230	7,778	7,142,780	-	7,150,558

Common stock issued in
settlement of debt	3,470,415	3,470	3,186,898	-	3,190,368

Recapitalization	3,448,887	3,449	(264,064)	-	(260,615)

Common stock sold for cash	2,000,000	2,000	198,000	-	200,000

Fair value of employee stock options	-	-	134,688	-	134,688

Net loss for the year
ended December 31, 2011	-	-	-	(9,664,538)	(9,664,538)

Balance, December 31, 2011	53,810,624	53,810	21,844,826	(23,018,151)	(1,119,515)

Common stock issued for
services	739,128	739	110,869	-	111,608

Common stock issued for debt	6,000,000	6,000	263,999	-	269,999

Settlement of related-party debt	-	-	61,323	-	61,323

Common shares cancelled	(13,173,839)	(13,174)	13,174

Fair value of employee stock options	-	-	169,634	-	169,634

Net loss for the year
ended December 31, 2012	-	-	-	(627,800)	(627,800)

Balance, December 31, 2012	47,375,913	$47,375	$22,463,825	$(23,645,951)	$(1,134,751)

The accompanying notes are an integral part of these consolidated financial statements.

ANOTEROS, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows

	For the Years Ended
	December 31,
	2012	2011
OPERATING ACTIVITIES
Net loss	$(627,800)	$(9,664,538)
Adjustments to reconcile net loss to net cash
used by operating activities:
Common stock issued for services	111,608	7,150,558
Fair value of employee stock options	169,634	134,688
Expenses paid on behalf of company by related parties	8,407	-
Loss gain on conversion of debt	-	(49,125)
Loss (gain) on conversion of debt	-	1,641,199
Gain on spin-off of subsidiary		(60,480)
Loss on settlement of debt	9,500	-
Bad debt expense	37,500	-
Changes in operating assets and liabilities
Accounts receivable	-	(37,500)
Accrued interest	23,710	49,591
Accounts payable and accrued expenses	38,202	441,315
Judgment payable	71,544	-
Related party accounts payable and accrued expenses	85,484	(43,348)

Net Cash Used in Operating Activities	(72,211)	(437,640)

INVESTING ACTIVITIES	-	-

FINANCING ACTIVITIES
Cash acquired in acquistion of subsidiary	-	168
Common stock sold for cash	-	200,000
Stock offering costs paid	-	-
Bank overdraft	737	113
Proceeds from related party payables	-	426,221
Repayments of related party payables	-	(176,380)
Proceeds from notes payable - related party	71,500	-
Repayments of notes payable	-	(12,500)

Net Cash Provided by Financing Activities	72,237	437,622

NET INCREASE (DECREASE) IN CASH	26	(18)
CASH AT BEGINNING OF PERIOD	-	18

CASH AT END OF PERIOD	$26	$-

The accompanying notes are an integral part of these consolidated financial statements.

ANOTEROS, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows (Continued)

	For the Years Ended
	December 31,
	2012	2011

SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION

CASH PAID FOR:
Interest	$-	$2,126
Income Taxes	-	-

NON CASH FINANCING ACTIVITIES:
Common stock issued to settle notes payable	$270,000	$3,190,368
Common stock issued for distributorship rights	$-	$260,615
Settlement of related-party payable	$61,323	$-

The accompanying notes are an integral part of these consolidated financial statements.

ANOTEROS, INC. AND SUBIDIARIES
Notes to the Consolidated Financial Statements
December 31, 2012 and December 31, 2011

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

NOTE 2 – GOING CONCERN

The Company's financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern.  During the year ended December 31, 2012 the Company realized a net loss of $627,800 and has incurred an accumulated deficit of $23,645,951.  The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

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

ANOTEROS, INC. AND SUBIDIARIES
Notes to the Consolidated Financial Statements
December 31, 2012 and December 31, 2011

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

Principles of Consolidation
The consolidated financial statements include the accounts of Anoteros, Inc. and its wholly-owned subsidiary. All intercompany accounts and transactions have been eliminated in consolidation.

Cash and Cash Equivalents
The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents. As of December 31, 2012 and 2011 the Company had $-26 and $-0- of cash, respectively.  The Company had no cash equivalents.

Concentration of Credit Risk
Financial instruments, which potentially subject us to concentrations of credit risk, consist principally of cash.   Our cash balances are maintained in accounts held by major banks and financial institutions located in the United States.  The Company had approximately $0 of cash balances in excess of federally insured limits at December 31, 2012 and 2011, respectively.

Accounts Receivable
Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The allowance for doubtful accounts represents the Company’s best estimate of the amount of probable credit losses in the existing accounts receivable balance. The Company determines the allowance for doubtful accounts based upon historical write-off experience and current economic conditions. The adequacy of its allowance for doubtful accounts is reviewed on a regular basis. Receivable balances past due over 120 days, which exceed a specified dollar amount, are reviewed individually for collectability. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The allowance for doubtful accounts totaled $37,500 and $-0- as of December 31, 2012 and 2011, respectively.

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

ANOTEROS, INC. AND SUBIDIARIES
Notes to the Consolidated Financial Statements
December 31, 2012 and December 31, 2011

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Fair Value of Financial Instruments  (Continued)
The following table presents assets and liabilities that are measured and recognized at fair value as of December 31, 2012, on a non-recurring basis:

Description	Level 1	Level 2	Level 3	Total
Notes Payable	$-	$-	$(164,470)	$(164,470)
Total	$-	$-	$(164,470)	$(164,470)

The standard issued by the FASB concerning the fair value option for financial assets and liabilities, became effective for the Company on January 1, 2008. The standard establishes a fair value option that permits entities to choose to measure eligible financial instruments and certain other items at fair value at specified election dates. A business entity shall report unrealized gains and losses on items for which the fair value options have been elected in earnings at each subsequent reporting date. For the years ended December 31, 2012 and 2011, there were no applicable items on which the fair value option was elected.

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

Stock-Based Compensation
The Company follows the provisions of ASC 718 which requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values.  The Company uses the Black-Scholes pricing model for determining the fair value of stock based compensation. Equity instruments issued to non-employees for goods or services are accounted for at fair value and are amortized over the service period.

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

ANOTEROS, INC. AND SUBIDIARIES
Notes to the Consolidated Financial Statements
December 31, 2012 and December 31, 2011

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Basic and Diluted Net Loss per Share
The Company computes net loss per share in accordance with ASC 260 which requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net loss available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing Diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive.  For the years ended December 31, 2012 and 2011, the Company’s 1,645,944 and 2,645,944 warrants and options, respectively, are excluded from the computation of diluted earnings per share as they are anti-dilutive.

Reclassification
Certain balances in previously issued financial statements have been reclassified to be consistent with the current period presentation.

NOTE 4 – RELATED PARTY TRANSACTIONS

Accounts Payable and Accrued Expenses
During the year ended December 31, 2012 the Company accrued $66,200 in unpaid salary due to its chief financial officer and director.

Credit Line Agreement
On October 7, 2011, the Company executed a Credit Line Agreement (the "Credit Line") with South Bay Capital (the “Lender”), an entity controlled by a significant shareholder. Under the terms of the Credit Line, the Company may borrow, from time to time, up to the principal amount of $370,000 until September 15, 2013 the Maturity Date (“Maturity Date”). The annual interest rate of the Credit Line is 8%. On the election of Lender, the outstanding principal and accrued interest may be repaid either in cash or the Lender shall have the right to convert all or any portion of the outstanding principal amount and accrued interest into fully paid and non-assessable shares of Company’s common stock. The Company issued 6,000,000 shares of common stock to Robert O’Connor pursuant to an indemnity agreement with Mr. O’Conner to settle the debt owed to Mr. O’Conner relating to the Credit Line with South Bay Capital. As of the issuance date of August, 22, 2012 the Company owed $260,500 in principle and $11,143 in accrued interest on the Credit Line. The Company owed $-0- of principle and $-0- of accrued interest on the Credit Line as of December 31, 2012.

Notes Payable – Related Parties
During the year ended December 31, 2012 the Company borrowed an aggregate total of $20,500 from various related parties.  These notes are unsecured, accrue no interest, and are due on demand.  As of December 31, 2012 the outstanding aggregate balance on these notes was $20,500.

NOTE 5 – NOTES PAYABLE

During the years ended December 31, 2012 and 2011, the Company had outstanding notes payable of $82,877 and $74,470, respectively. The notes bear interest from 10 percent to 12 percent per annum, with one non-interest bearing note, are unsecured and due on demand.

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

During the year ended December 31, 2012, the Company made no new borrowings on these notes, made no principal payments, and accrued interest of $7,766 on these notes.

ANOTEROS, INC. AND SUBIDIARIES
Notes to the Consolidated Financial Statements
December 31, 2012 and December 31, 2011

NOTE 6 – MERGER

Effective April 29, 2011, the Company, entered into an Agreement and Plan of Merger with Anoteros, Inc. (“Anoteros”), a Nevada corporation, whereby Anoteros acquired the Company through the merger of its newly formed subsidiary, Antero Payment Solutions, Inc.  Antero Payment Solutions, Inc. was the surviving corporation and a wholly-owned subsidiary of the Company.  As a result of the merger, the Company will continue its current line of business as a wholly-owned subsidiary of Anoteros and will conduct its future operations under the name Antero Payment Solutions, Inc. Upon completion of the transaction, the former Company shareholders owned approximately 48,361,737 restricted shares of the combined entity’s common stock, representing 93% of the outstanding common stock of the Company.  As a result, the acquisition has been recorded as a reverse merger with the Company being treated as the accounting acquirer and Anoteros as the legal acquirer (accounting acquiree).

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

ANOTEROS, INC. AND SUBIDIARIES
Notes to the Consolidated Financial Statements
December 31, 2012 and December 31, 2011

NOTE 7 – COMMON STOCK (Continued)

During the year ended December 31, 2011, the Company issued 2,000,000 shares of common stock for cash proceeds of $200,000.

On January 30, 2012, the Company issued 739,128 shares of common stock to officers for services rendered totaling $111,608.

On August 22, 2012, The Company issued 6,000,000 shares of common stock to Robert O’Conner pursuant to an indemnity agreement with Mr. O’Conner to settle the debt owed to Mr. O’Conner relating to the Credit Line with South Bay Capital. As of the issuance date of August, 22, 2012 the Company owed $260,500 in principal and $9,499 in accrued interest on the Credit Line. The issuance fully satisfied the debt.

On May 8, 2012 the Company cancelled 13,173,839 shares of common stock pursuant to a Settlement Agreement and General Mutual Release with several former officers and directors.

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

NOTE 9 – INCOME TAXES

The Company’s provision for income taxes was $0 for the years ended December 31, 2012 and 2011 respectively since the Company incurred net operating losses which have a full valuation allowance through December 31, 2012.

ASC 740 requires the reduction of deferred tax assets by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. In the Company’s opinion, it is uncertain whether they will generate sufficient taxable income in the future to fully utilize the net deferred tax asset. Accordingly, a full valuation allowance equal to the deferred tax asset has been recorded. The total deferred tax asset is calculated by multiplying a 39% marginal tax rate by the cumulative Net Operating Loss (“NOL”) of $9,094,802. The total valuation allowance is equal to the total deferred tax asset.

The tax effects of significant items comprising the Company's net deferred taxes as of December 31, 2012 and 2011 were as follows:
	2012	2011
Cumulative NOL	$9,094,802	$8,569,110

Deferred Tax assets:
(34% Federal, 5% CA)
Net operating loss carry forwards	8,723,686	8,478,844
Stock-based compensation	(5,886,134)	(5,842,607)
Loss on extinguishment of debt	709,421	705,716
Valuation allowance	(3,546,973)	(3,341,953)
	$-	$-

ANOTEROS, INC. AND SUBIDIARIES
Notes to the Consolidated Financial Statements
December 31, 2012 and December 31, 2011

NOTE 9 – INCOME TAXES (CONTINUED)

The income tax provision differs from the amount of income tax determined by applying the U.S. federal and state income tax rates of 39% to pretax income from continuing operations for the years ended December 31, 2012 and 2011 due to the following:

	2012	2011
Income tax benefit at U. S. federal statutory rates:	$(244,842)	$(3,739,170)
Stock issued for assets and services	43,527	52,528
(Gain) Loss on extinguishment of debt	(3,705)	19,159
Change in valuation allowance	205,020	3,697,483
	$-	$-

The Company adopted the provisions of ASC 740 at the beginning of fiscal year 2008. As a result of this adoption, the Company has not made any adjustments to deferred tax assets or liabilities.  The Company did not identify any material uncertain tax positions on returns that have been filed or that will be filed.  The Company did not recognize any interest or penalties for unrecognized tax benefits during the years ended December 31, 2012 and 2011, nor were any interest or penalties accrued as of December 31, 2012.

The Company has filed income tax returns in the United States and Arizona. All tax years prior to 2009 are closed by expiration of the statute of limitations.   The years ended December 31, 2012, 2011, and 2010 are open for examination.

The Company’s net state and federal operating loss carry forwards of approximately $9,094,802 expire in various years beginning in 2024 and carrying forward through 2034.

NOTE 10 – WARRANTS AND OPTIONS

A summary of the status of the Company’s options and warrants as of December 31, 2012 and changes during the periods ended December 31, 2012 and 2011 is presented below:

Description	Warrant Shares	Exercise Price	Value if Exercised
Outstanding at 12/31/09	1,645,944	$0.95	$1,563,647
Granted	-	-	-
Exercised	-	-	-
Cancelled	-	-	-
Expired	-	-	-
Outstanding at 12/31/10	1,645,944	$0.95	$1,563,647
Granted	1,000,000	$3.00	$3,000,000
Exercised	-	-	-
Cancelled	-	-	-
Expired	-	-	-
Outstanding at 12/31/11	2,645,944	$1.72	$4,563,647
Granted	-	-	-
Exercised	-	-	-
Cancelled	(1,000,000)	$3.00	$(3,000,000)
Expired	-	-	-
Outstanding at 12/31/12	1,645,944	$0.95	$1,563,647

The warrants were granted in connection with the common stock offering and debt conversion and were valued using the Black-Scholes Options Pricing Model.

ANOTEROS, INC. AND SUBIDIARIES
Notes to the Consolidated Financial Statements
December 31, 2012 and December 31, 2011

NOTE 11 – SIGNIFICANT EVENTS

On December 24, 2012, the Company’s President and CEO resigned his position with the Company.

NOTE 12 – SUBSEQUENT EVENTS

In accordance with ASC 855-10 Company management reviewed all material events through the date of this report and there are no additional material subsequent events to report.

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

 On March 12, 2013, Lake & Associates CPA’s LLC (“Lake & Associates”) resigned as the independent registered public accounting firm of the Company.  The resignation was accepted by the Board of Directors of the Company (the “Board”).

On March 12, 2013, the Board of Directors approved the appointment of Sadler Gibb & Associates, LLC as the independent registered public accounting firm of the Company.

During the Company’s two most recent fiscal years and the subsequent interim periods preceding Sadler Gibb & Associates, LLC engagement, neither the Company nor anyone on behalf of the Company consulted with Sadler Gibb & Associates, LLC regarding the application of accounting principles to any specific completed or contemplated transaction, or the type of audit opinion that might be rendered on the Company’s financial statements, and Sadler Gibb & Associates, LLC did not provide any written or oral advice that was an important factor considered by the Company in reaching a decision as to any accounting, auditing or financial reporting issue or any matter that was the subject of a “disagreement” or a “reportable event,” as such terms are defined in Item 304(a)(1) of Regulation S-K.

During the two most recent fiscal years and through the date of this report, there were no (1) disagreements with Lake & Associates on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements if not resolved to its satisfaction would have caused Lake & Associates to make reference in its reports on the Company’s financial statements for such years to the subject matter of the disagreement, or (2) “reportable events,” as such term is defined in Item 304(a)(1)(v) of Regulation S-K.

The audit reports of Lake & Associates on the financial statements of the Company, during the periods from June 27, 2008 through March 12, 2013, did not contain any adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope, or accounting principles, except that the reports stated there is substantial doubt about the Company’s ability to continue as a going concern.

The Company has requested that Lake & Associates furnish it with a letter addressed to the Securities and Exchange Commission stating whether or not it agrees with the above statements and, if not, stating the respects in which it does not agree.  A copy of such letter, dated March 12, 2013, indicating that it is in agreement with such disclosures is filed as Exhibit 16.1 to this Form 8-K.

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

ITEM 9A.                      CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

Based on an evaluation as of the date of the end of the period covered by this report, our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as required by Exchange Act Rule 13a-15.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this report to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms.
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

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, (as defined in Rule 13a-15(f)) promulgated under the Exchange Act.  Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2011.  In making this assessment, our management, including our Principle Executive Officer and Principle Financial Officer, used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework.  Our management, including our Principal Executive Officer, has concluded that, as of December 31, 2012, our internal control over financial reporting is not effective based on those criteria.

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

ITEM 9B.                        OTHER INFORMATION.

None.

PART III

ITEM 10.                         DIRECTORS AND EXECUTIVE OFFICERS.

Identification of Directors and Executive Officers

The following table sets forth the names and ages of our current director(s) and executive officer(s):

Name	Age	Position(s) with the Company	Director Since
Michael Lerma	46	CFO, Treasurer, Secretary, & Director	April 29, 2011
Frederick Pettit	76	Director	February 4, 2013
Robert O'Connor	69	Director	April 29, 2011

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
Background and Business Experience

The business experience during the past five years of the persons presently listed above as an Officer or Director of the Company is as follows:

Mr. Michael Lerma – Mr. Michael Lerma – Mr. Lerma has over 20 years’ experience working for a number of Fortune 100 companies across multiple industries such as investment banking, financial services, pharmaceutical, and executive recruiting. Mr. Lerma was employed for over a decade as a senior telecom analyst in the Management Information Systems division at the Wall Street firms Goldman Sachs & Co, TIAA-CREF, Chase Manhattan Bank and Kodak. While at those firms, his responsibilities included: project management, performance improvement and corporate strategy.

From 2003 to 2011, Mr. Lerma expanded his business expertise into management consulting providing services such as business development, executive recruiting, project management, research & analysis, business proposals/presentations, improving efficiency and management sourcing.  The Board of Directors appointed Mr. Lerma as th interim Chief Executive Officer and Chief Financial Officer due to his business background and managment experience in the financial sector and his strong managerial skills that the Company believes will be a valuable asset.

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

Identification of Significant Employees

We have no significant employees other than Mr. Michael Lerma, our, Chief Financial Officer, Treasurer, Secretary and Director.

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

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934 requires our directors and executive officers and persons who beneficially own more than ten percent of a registered class of our equity securities to file with the SEC initial reports of ownership and reports of change in ownership of common stock and other equity securities of the Company. Officers, directors and greater than ten percent stockholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to us under Rule 16a-3(e) during the year ended December 31, 2012, Forms 5 and any amendments thereto furnished to us with respect to the year ended December 31, 2012, and the representations made by the reporting persons to us, we believe that during the year ended December 31, 2012, our executive officers and directors and all persons who own more than ten percent of a registered class of our equity securities complied with all Section 16(a) filing requirements.

ITEM 11.       EXECUTIVE COMPENSATION

The following table sets forth the compensation paid to our executive officers during the twelve month periods ended December 31, 2012 and 2011:

 Summary Compensation Table

Name and Principal Position	Fiscal Year Ended 12/31	Salary ($)		Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Michael Lerma (1) CFO, Treasurer, Secretary, and Director	2012	-0-		-0-	-0-	-0-	-0-	-0-	-0-	-0-
	2011	-0-		-0-	-0-	-0-	-0-	-0-	-0-	-0-
Michael J. Sinnwell, Jr. (2) Former President, CEO, CFO, Treasurer, Secretary, and Director	2012	-0-		-0-	-0-	-0-	-0-	-0-	-0-	-0-
	2011	-0-		-0-	-0-	-0-	-0-	-0-	-0-	-0-
George Chachas(3) Former President, CEO, CFO, Treasurer, Secretary, and Director	2012	-0-		-0-	-0-	-0-	-0-	-0-	-0-	-0-
	2011	$20,000	(4)	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Charles Potter, CEO and President	2012	-0-		-0-	-0-	-0-	-0-	-0-	-0-	-0-
	2011	-0-		-0-	-0-	-0-	-0-	-0-	-0-	-0-

(1)	On December 21, 2011, Mr. Michael Lerma agreed to act as the Company’s President, Chief Executive Officer, Chief Financial Officer, Treasurer, Secretary and Director.
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

Outstanding Equity Awards at Fiscal Year-End

No executive officer or director received any equity awards, or holds exercisable or unexercisable options, as of the year ended December 31, 2012.

Long-Term Incentive Plans

There are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers.

Compensation Committee

We currently do not have a compensation committee of the Board of Directors.  The Board of Directors as a whole determines executive compensation.

Compensation of Directors

Our directors receive shares of our common stock for services performed as Members of the Company’s Board Directors.

ITEM 12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
AND RELATED STOCKHOLDER MATTERS.

Security Ownership of Management

The following table sets forth certain information concerning the number of shares of our Common Stock owned beneficially as of April 16, 2013, by: (i) each of our directors; (ii) each of our named executive officers; and (iii) each person or group known by us to beneficially own more than 5% of our outstanding shares of common stock.  Unless otherwise indicated, the shareholders listed below possess sole voting and investment power with respect to the shares they own.

Name and Address of Beneficial Owner	Title of Class	Amount and Nature of Beneficial Ownership (1) (#)	Percent of Class (2) (%)
Michael Lerma (3) 6601 Center Drive West, Suite 500 Los Angeles, CA 90045	Common	369,564	0.78%
Robert O’Connor (4) 6601 Center Drive West, Suite 500 Los Angeles, CA 90045	Common	6,431,158	13.57%
All Officers and Directors as a Group (2 Person)	Common	6,800,722	14.35%
3JP’s 34328 Vermont Ave. #300 Harbor City, CA 90710	Common	8,498,876	17.94%

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

(2)	Based on 47,375,913 issued and outstanding shares of Common Stock as of April 19, 2013.

(3)
Mr. Michael Lerma is a Director and the Company’s, CFO, Treasurer and Secretary. His beneficial ownership includes 369,546 Common Shares, which have been authorized but not issued as of the date of this report.

(4)
Mr. Robert O’Connor is a member of the Company’s Board of Directors and his beneficial ownership is 6,431,158 that include an additional 369,546 Common Shares, which have been authorized but not issued as of the date of this report.

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

Audit Fees
During 2012, we were billed by our former accountants, Lake & Associates, approximately $20,000 for audit and review fees associated with our 10-K and 10-Q filings.

During 2011, we were billed by our former accountants, Lake & Associates, approximately $17,000 for audit and review fees associated with our 10-K and 10-Q filings.
Tax Fees
During 2012, we were billed by our former accountants, Lake & Associates, approximately $0 for tax work

During 2011, we were billed by our former accountants, Lake & Associates, approximately $0 for tax work.
.
All Other Fees
During 2012, we were billed by our former accountants, Lake & Associates, approximately $0 for other work.

During 2011, we were billed by our former accountants, Lake & Associates, approximately $0 for other work.

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

ANOTEROS, INC.

Dated: April 19, 2013	/s/ Michael Lerma
By: Michael Lerma
Its: Chief Financial Officer & Principal Financial Officer (Principal Accounting Officer)