Form 10-Q
period 2013-03-31
Anoteros, Inc.
filed 2013-05-20
CIK 1390292

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2013

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

As of May 20, 2013 there were 47,375,913 shares of the registrant’s $0.001 par value common stock issued and outstanding.

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

PART I - FINANCIAL INFORMATION

ITEM 1.                      FINANCIAL STATEMENTS

ANOTEROS, INC. AND SUBSIDIARY
Condensed Consolidated Balance Sheets

ASSETS

	March 31,	December 31,
	2013	2012
	(Unaudited)
CURRENT ASSETS
Cash	$8,832	$26

Total Current Assets	8,832	26

TOTAL ASSETS	$8,832	$26

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses	$582,639	$581,676
Accounts payable and accrued expenses
related party	79,600	66,200
Judgement payable	164,418	161,044
Accrued interest	135,759	131,630
Bank overdraft	461	850
Notes payable - related party	41,100	20,500
Notes payable	82,877	82,877
Convertible debentures	90,000	90,000

Total Current Liabilities	1,176,854	1,134,777

TOTAL LIABILITIES	1,176,854	1,134,777

STOCKHOLDERS' DEFICIT
Preferred stock; 25,000,000 shares authorized,
$0.001 par value, no shares issued
and outstanding	-	-
Common stock; 100,000,000 shares authorized,
at $0.001 par value, 47,375,913 and 47,375,913
shares issued and outstanding, respectively	47,375	47,375
Additional paid-in capital	22,463,825	22,463,825
Accumulated deficit	(23,679,222)	(23,645,951)

Total Stockholders' Deficit	(1,168,022)	(1,134,751)

TOTAL LIABILITIES AND
STOCKHOLDERS' DEFICIT	$8,832	$26
The accompanying notes are an integral part of these condensed consolidated financial statements.

ANOTEROS, INC. AND SUBSIDIARY
Condensed Consolidated Statements of Operations
(Unaudited)

	For the Three Months Ended
	March 31,
	2013	2012

REVENUES	$352	$1,081
COST OF SALES	-	-
GROSS PROFIT (LOSS)	352	1,081

OPERATING EXPENSES

Professional fees	8,222	12,962
Officer compensation	15,000	215,000
General and administrative expenses	2,898	1,129

Total Operating Expenses	26,120	229,091

OPERATING LOSS	(25,768)	(228,010)

OTHER EXPENSE

Interest expense	(7,503)	(6,416)

Total Other Expense	(7,503)	(6,416)

LOSS BEFORE INCOME TAXES	(33,271)	(234,426)

PROVISION FOR INCOME TAXES	-	-

NET LOSS	$(33,271)	$(234,426)

BASIC LOSS PER SHARE	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER
OF SHARES OUTSTANDING:
BASIC AND DILUTED	47,375,913	54,176,127
The accompanying notes are an integral part of these condensed consolidated financial statements.

ANOTEROS, INC. AND SUBSIDIARY
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	For the Three Months Ended
	March 31,
	2013	2012
OPERATING ACTIVITIES
Net loss	$(33,271)	$(234,426)
Adjustments to reconcile net loss to net cash
used in operating activities:
Common stock issued for services	-	200,000
Changes in operating assets and liabilities
Accrued interest	4,129	-
Accounts payable and accrued expenses	963	9,799
Judgment payable	3,374	-
Related party accounts payable and accrued expenses	13,400	12,721

Net Cash Used in Operating Activities	(11,405)	(11,906)

INVESTING ACTIVITIES	-	-

FINANCING ACTIVITIES
Bank overdraft	(389)	(113)
Proceeds from related party payables	20,600	-
Proceeds from notes payable	-	15,500

Net Cash Provided by Financing Activities	20,211	15,387

NET INCREASE (DECREASE) IN CASH	8,806	3,481
CASH AT BEGINNING OF PERIOD	26	-

CASH AT END OF PERIOD	$8,832	$3,481

SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION

CASH PAID FOR:
Interest	$-	$-
Income Taxes	-	-

The accompanying notes are an integral part of these condensed consolidated financial statements.

ANOTEROS, INC. AND SUBIDIARY
Notes to the Condensed Consolidated Financial Statements
March 31, 2013 and December 31, 2012

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited balance sheets of the Company at March 31, 2013 and related unaudited statements of operations, and cash flows for the three ended March 31, 2013 and 2012, have been prepared by management in conformity with United States generally accepted accounting principles.  In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.  It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the December 31, 2012 audited financial statements.  Operating results for the period ended March 31, 2013, are not necessarily indicative of the results that can be expected for the fiscal year ending December 31, 2013 or any other subsequent period.

NOTE 2 – GOING CONCERN

The Company's financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern.  During the three months ended September 30, 2012 the Company realized a net loss of $33,271 and has incurred an accumulated deficit of $23,679,222.  The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

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

Principles of Consolidation
The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, COA Holdings, Inc.  All significant intercompany balances and transactions have been eliminated.

Recent Accounting Pronouncements
The Company has evaluated recent accounting pronouncements and their adoption has not had or is not expected to have a material impact on the Company’s financial position, or statements.

ANOTEROS, INC. AND SUBIDIARY
Notes to the Condensed Consolidated Financial Statements
March 31, 2013 and December 31, 2012

NOTE 4 – RELATED PARTY TRANSACTIONS

Accounts Payable and Accrued Expenses
During the three months ended March 31, 2013 the Company accrued $13,400 in unpaid salary due to its chief financial officer.

Notes Payable – Related Parties
During the year ended December 31, 2012 the Company borrowed an aggregate total of $20,500 from various related parties.  These notes are unsecured, accrue no interest, and are due on demand.  During the three months ended March 31, 2013, the Company borrowed an additional $20,600 under the same terms.  The outstanding principal balance on the notes totaled $41,100 and $20,500 as of March 31, 2013 and December 31, 2012, respectively.

NOTE 5 – NOTES PAYABLE

At March 31, 2013 and December 31, 2012, the Company had outstanding notes payable of $82,877. The notes bear interest from 10 percent to 12 percent per annum, with one non-interest bearing note, are unsecured and due on demand.

During the three months ended March 31, 2013 and the year ended December 31, 2012, the Company made no new borrowings on these notes, and made no principal payments. The Company accrued interest on the notes in the amounts of $1,910 and $7,766 for the three months ended March 31, 2013 and the year ended December 31, 2012, respectively.

NOTE 6 – COMMON STOCK

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

ANOTEROS, INC. AND SUBIDIARY
Notes to the Condensed Consolidated Financial Statements
March 31, 2013 and December 31, 2012

NOTE 7 – WARRANTS AND OPTIONS

A summary of the status of the Company’s options and warrants as of March 31, 2013 and changes during the periods from December 31, 2010 through March 31, 2013 is presented below:

Description	Warrant Shares	Exercise Price	Value if Exercised
Outstanding at 12/31/10	1,645,944	$0.95	$1,563,647
Granted	1,000,000	$3.00	$3,000,000
Exercised	-	-	-
Cancelled	-	-	-
Expired	-	-	-
Outstanding at 12/31/11	2,645,944	$1.72	$4,563,647
Granted	-	-	-
Exercised	-	-	-
Cancelled	(1,000,000)	$3.00	$(3,000,000)
Expired	-	-	-
Outstanding at 12/31/12	1,645,944	$0.95	$1,563,647
Granted	-	-	-
Exercised	-	-	-
Cancelled	-	-	-
Expired	-	-	-
Outstanding at 3/31/13	1,645,944	$0.95	$1,563,647

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

Three months ended March 31, 2013 compared to the three months ended March 31, 2012

For the three months ended March 31, 2013, the Company had revenue of $352 compared with revenue of $1,081 for the comparable period in 2012.  The slight decrease in revenue is due to a cease in operations while the Company was restructured.  As the Company enters into new distribution agreements, revenue is expected to increase.

Cost of sales for the three months ended March 31, 2013 was $-0- as it was during the comparable period in 2012.

Operating expenses for the three months ended March 31, 2013 totaled $26,120, of which $15,000 was for officer compensation, compared to $229,091, of which $215,000 was for officer compensation, for the comparable period in 2012.  This decrease resulted primarily due to a decrease in officer compensation expenses related to stock-based compensation incurred during the current period.

The Company incurred a net loss of $33,271 during the three month period ended March 31, 2013 compared to $234,426 for the comparable period in 2012.  As noted above, this decrease resulted primarily due to a decrease in general and administrative expenses incurred during the current period.  Basic net loss per share was $(0.00) for the three month period ended March 31, 2013, compared to a basic net loss per share of $(0.00) from the comparable period of 2012.

Liquidity and Capital Resources

As of March 31, 2013, the Company had a negative working capital of $1,168,022 compared to a negative working capital of $1,134,751 at December 31, 2012. The change in working capital resulted primarily from the Company’s basic operating expenses during the three months ended March 31, 2013.

During the three months ended March 31, 2013 the Company experienced negative cash flow of $11,405 from operating activities.  The Company met its cash requirements during this period through its debt financing activities, realizing a cash inflow from financing activities in the amount of $20,211.

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

ITEM 4.                       CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by our company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management carried out an evaluation under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 ("Exchange Act"). Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures were not effective as of March 31, 2013 to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms.  Please refer to our Annual Report on Form 10-K as filed with the SEC on April 22, 2013, for a complete discussion relating to the foregoing evaluation of Disclosures and Procedures.

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

ANOTEROS, INC.

Dated:  May 17, 2013
/s/Michael Lerma
MICHAEL LERMA
Its: Chief Financial Officer (Chief Accounting Officer)