Form 10-Q
period 2013-06-30
Anoteros, Inc.
filed 2013-12-17
CIK 1390292

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended: June 30, 2013

Commission File Number     000-52561

ANOTEROS, INC.
 (Exact name of Registrant as specified in its charter)

Nevada	88-0368849
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

11431 Venture Blvd., Suite 179, Sherman Oaks, CA 91423
 (Address of principal executive offices, Zip Code)

(760) 591-0089
 (Registrant’s telephone number, including area code)

Indicate by check mark whether the Registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes    No

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes    No

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer,”  “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	Accelerated filer
Non-accelerated filer	Smaller reporting Company

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes No

As of December 13, 2013 there were 47,375,913 shares of the registrant’s $0.001 par value common stock issued and outstanding.

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

PART I - FINANCIAL INFORMATION

ITEM 1.                      FINANCIAL STATEMENTS

ANOTEROS, INC. AND SUBSIDIARY
Condensed Consolidated Balance Sheets

ASSETS

	June 30,	December 31,
	2013	2012
	(Unaudited)	(Restated)
CURRENT ASSETS
Cash	$112	$26

Total Current Assets	112	26

TOTAL ASSETS	$112	$26

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses	$759,854	$753,660
Accounts payable and accrued expenses
related party	90,596	66,200
Judgment payable	167,830	161,044
Accrued interest	143,504	131,630
Bank overdraft	305	850
Notes payable - related party	49,300	20,500
Notes payable	82,877	82,877
Convertible debentures	90,000	90,000

Total Current Liabilities	1,384,266	1,306,761

TOTAL LIABILITIES	1,384,266	1,306,761

STOCKHOLDERS' DEFICIT
Preferred stock; 25,000,000 shares authorized,
$0.001 par value, no shares issued
and outstanding	-	-
Common stock; 100,000,000 shares authorized,
at $0.001 par value, 47,375,913
shares issued and outstanding	47,376	47,376
Additional paid-in capital	22,463,824	22,463,824
Accumulated deficit	(23,895,354)	(23,817,935)

Total Stockholders' Deficit	(1,384,154)	(1,306,735)

TOTAL LIABILITIES AND
STOCKHOLDERS' DEFICIT	$112	$26

The accompanying notes are an integral part of these condensed consolidated financial statements.

ANOTEROS, INC. AND SUBSIDIARY
Condensed Consolidated Statements of Operations
(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012

REVENUES	$136	$534	$488	1,615
COST OF SALES	-	-	-	-
GROSS PROFIT	136	534	488	1,615

OPERATING EXPENSES

Professional fees	14,233	28,292	22,455	41,254
Bad debt expense	-	37,500	-	37,500
Wages and payroll	14,466	114,647	29,466	329,648
General and administrative	4,428	6,301	7,326	7,429

Total Operating Expenses	33,127	186,740	59,247	415,831

OPERATING LOSS	(32,991)	(186,206)	(58,759)	(414,216)

OTHER EXPENSE

Interest expense	(11,157)	(6,990)	(18,660)	(13,406)

Total Other Expense	(11,157)	(6,990)	(18,660)	(13,406)

LOSS BEFORE INCOME TAXES	(44,148)	(193,196)	(77,419)	(427,622)

PROVISION FOR INCOME TAXES	-	-	-	-

NET LOSS	$(44,148)	$(193,196)	$(77,419)	(427,622)

BASIC AND DILUTED LOSSPER SHARE	$(0.00)	$(0.00)	$(0.00)	(0.01)

WEIGHTED AVERAGE NUMBER
OF SHARES OUTSTANDING:
BASIC AND DILUTED	47,375,913	54,549,752	47,375,913	54,362,939

The accompanying notes are an integral part of these condensed consolidated financial statements.

ANOTEROS, INC. AND SUBSIDIARY
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	For the Six Months Ended
	June 30,
	2013	2012
OPERATING ACTIVITIES
Net loss	$(77,419)	$(427,622)
Adjustments to reconcile net loss to net cashused by operating activities:

Common stock issued for services	-	200,000
Warrants and options issued for services	-	99,647
Bad debt expense	-	37,500
Changes in operating assets and liabilities
Accrued interest	11,874	-
Accounts payable and accrued expenses	6,194	27,698
Judgment payable	6,786	-
Related party accounts payable and accrued expenses	24,396	20,116

Net Cash Used in Operating Activities	(28,169)	(42,661)

INVESTING ACTIVITIES	-	-

FINANCING ACTIVITIES
Bank overdraft	(545)	(113)
Proceeds from related party payables	28,800	-
Proceeds from notes payable	-	46,000

Net Cash Provided by Financing Activities	28,255	45,887

NET CHANGE IN CASH	86	3,226
CASH AT BEGINNING OF PERIOD	26	-

CASH AT END OF PERIOD	$112	$3,226

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

CASH PAID FOR: Interest	$-	$-
CASH PAID FOR: Income Taxes	-	-

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited balance sheet of the Company at June 30, 2013 and related unaudited statements of operations, and cash flows for the three and six months ended June 30, 2013 and 2012, have been prepared by management in accordance with the requirements for unaudited interim periods, and consequently do not include all disclosures required to be made in conformity with United States generally accepted accounting principles.  In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.  It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the December 31, 2012 audited financial statements.  Operating results for the period ended June 30, 2013, are not necessarily indicative of the results that can be expected for the fiscal year ending December 31, 2013 or any other subsequent period.

NOTE 2 – GOING CONCERN

The Company's financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern.  During the six months ended June 30, 2013 the Company realized a net loss of $77,419 and has incurred an accumulated deficit of $23,895,354.  The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

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

Basic and Diluted Net income (Loss) per Share
The Company computes net income (loss) per share in accordance with ASC 260 which requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing Diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants or the conversion of convertible debt. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive.  For the six-month periods ended June 30, 2013 and 2012, the Company’s -0- and 1,645,944 warrants and options, respectively, are excluded from the computation of diluted earnings per share as they are anti-dilutive.  In addition, the 190,278 and 182,245 shares issuable upon conversion of convertible debt at June 30, 2013 and December 31, 2012, respectively, are also excluded from the computation of diluted earnings per share as they are anti-dilutive.

NOTE 4 – RELATED PARTY TRANSACTIONS

Accounts Payable and Accrued Expenses
During the six months ended June 30, 2013 the Company accrued $60,000 in unpaid salary due to its chief financial officer, and made payments of $15,270.

Notes Payable – Related Parties
During the year ended December 31, 2012 the Company borrowed an aggregate total of $20,500 from various related parties.  These notes are unsecured, accrue no interest, and are due on demand.  During the six months ended June 30, 2013, the Company borrowed an additional $28,800 under the same terms.  The outstanding principal balance on the notes totaled $49,300 and $20,500 as of June 30, 2013 and December 31, 2012, respectively.

NOTE 5 – NOTES PAYABLE

At June 30, 2013 and December 31, 2012, the Company had outstanding notes payable of $82,877. The notes bear interest from 10 percent to 12 percent per annum, with one non-interest bearing note, are unsecured and due on demand.

During the six months ended June 30, 2013 and the year ended December 31, 2012, the Company made no new borrowings on these notes, and made no principal payments. The Company accrued interest on the notes in the amounts of $3,841 and $7,766 for the six months ended June 30, 2013 and the year ended December 31, 2012, respectively.

NOTE 6 – NOTES PAYABLE – RELATED PARTY

At June 30, 2013 and December 31, 2012, the Company had outstanding notes payable to related parties totaling $49,300 and $20,500, respectively. The notes are unsecured, non-interest bearing and are due on demand.

NOTE 7 – CONVERTIBLE DEBENTURES

At June 30, 2013 and December 31, 2012 the Company had three outstanding convertible debentures totaling an aggregate of $90,000.  These debentures are due to various unrelated parties and were originated during the 2005 and 2007 fiscal years.  The debentures are convertible into shares of the Company’s common stock at a conversion price of $1.00 per share.  Each of the debentures in currently in default, and is accruing interest at the default rate of 18 percent per annum.  The Company accrued interest on the notes in the amounts of $8,033 and $17,448 for the six months ended June 30, 2013 and the year ended December 31, 2012, respectively.  As of June 30, 2013 and December 31, 2012 the Company had a total of $100,278 and $92,245 in accrued interest payable relating to these debentures.

NOTE 8 – COMMON STOCK

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

NOTE 9 – WARRANTS AND OPTIONS

A summary of the status of the Company’s options and warrants as of June 30, 2013 and changes during the periods from December 31, 2010 through June 30, 2013 is presented below:

Description	Warrant Shares	Exercise Price	Value if Exercised
Outstanding at 12/31/10	1,645,944	$0.95	$1,563,647
Granted	1,000,000	$3.00	$3,000,000
Exercised	-	-	-
Cancelled	-	-	-
Expired	-	-	-
Outstanding at 12/31/11	2,645,944	$1.72	$4,563,647
Granted	-	-	-
Exercised	-	-	-
Cancelled	(1,000,000)	$3.00	$(3,000,000)
Expired	-	-	-
Outstanding at 12/31/12	1,645,944	$0.95	$1,563,647
Granted	-	-	-
Exercised	-	-	-
Cancelled	-	-	-
Expired	(1,645,944)	-	-
Outstanding at 6/30/13	-	-	-

The warrants were granted in connection with the common stock offering and debt conversion and were valued using the Black-Scholes Options Pricing Model.

NOTE 10 – SIGNIFICANT EVENTS

Prior Period Misstatement

During the period ended June 30, 2013 the Company received notification that it was responsible for certain past-due payroll tax liabilities incurred by the Company in 2009 and 2010, prior to the Anoteros/COA Holdings merger. The Company determined that the payroll tax transactions had not been recorded during the 2009 and 2010 fiscal years.  As a result, the Company has erroneously understated accrued payroll lax liabilities and accumulated deficit by $171,984 in all reporting periods subsequent to the Anoteros/COA merger in April, 2011.  Upon discovery of this error, the Company performed an evaluation of the error pursuant to the SEC’s Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB 108”).  As a result of the evaluation of the error under SAB 108, the Company determined that the error was not material, in any qualitative or quantitative sense, to the Company’s previously audited financial statements, and therefore, no restatements were necessary.  Pursuant to SAB 108, the correcting adjustment has been reflected in these financial statements as an increase of $171,984 to Accounts payable and accrued expenses and a corresponding increase in accumulated deficit.

NOTE 11 – SUBSEQUENT EVENTS

Management performed an evaluation of Company activity through the date the financial statements were issued, and has concluded that there are no other significant subsequent events requiring disclosure.

ITEM 2.                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read in conjunction with the financial statements and related notes to the financial statements included elsewhere in this periodic report.  Some of the statements under “Management’s Discussion and Analysis,” “Description of Business” and elsewhere herein may include forward-looking statements which reflect our current views with respect to future events and financial performance. These statements include forward-looking statements both with respect to us specifically and the alternative fuels engines industry in general. Statements which include the words “expect,” “intend,” “plan,” “believe,” “project,” “anticipate,” “will,” and similar statements of a future or forward-looking nature identify forward-looking statements for purposes of the federal securities laws or otherwise. The safe harbor provisions of the federal securities laws do not apply to any forward-looking statements contained in this registration statement.

All forward-looking statements address such matters that involve risks and uncertainties. Accordingly, there are or will be important factors that could cause our actual results to differ materially from those indicated in these statements. We undertake no obligation to publicly update or review any forward-looking statements, whether as a result of new information, future developments or otherwise.

If one or more of these or other risks or uncertainties materialize, or if our underlying assumptions prove to be incorrect, actual results may vary materially from what we projected. Any forward-looking statements you read herein reflect our current views with respect to future events and are subject to these and other risks, uncertainties and assumptions relating to our written and oral forward-looking statements attributable to us or individuals acting on our behalf and such statements are expressly qualified in their entirety by this paragraph.

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

Three months ended June 30, 2013 compared to the three months ended June 30, 2012

For the three months ended June 30, 2013, the Company had revenue of $136 compared with revenue of $534 for the comparable period in 2012.  The slight decrease in revenue is due to a cease in operations while the Company was restructured.  As the Company enters into new distribution agreements, revenue is expected to increase.

Cost of sales for the three months ended June 30, 2013 was $-0- as it was during the comparable period in 2012.

Operating expenses for the three months ended June 30, 2013 totaled $33,127, of which $14,466 was for wages and payroll, compared to $186,740 for the comparable period in 2012, of which $114,647 was for wages and payroll.  This decrease in operating expenses resulted from a general decrease in business activity during the current period as the Company transitions to a new management group and reformulates its business plans.

The Company incurred a net loss of $44,148 during the three month period ended June 30, 2013 compared to $193,196 for the comparable period in 2012.  As noted above, this decrease in operating expenses resulted primarily from a general decrease in business activity as the Company transitions to a new management group.  Basic net loss per share was $(0.00) for the three month period ended June 30, 2013, compared to a basic net loss per share of $(0.00) from the comparable period of 2012.

            Six months ended June 30, 2013 compared to the six months ended June 30, 2012

For the six months ended June 30, 2013, the Company had revenue of $488 compared with revenue of $1,615 for the comparable period in 2012.  The slight decrease in revenue is due to a cease in operations while the Company was restructured.  As the Company enters into new distribution agreements, revenue is expected to increase.

Cost of sales for the six months ended June 30, 2013 was $-0- as it was during the comparable period in 2012.

Operating expenses for the six months ended June 30, 2013 totaled $59,247, of which $29,466 was for wages and payroll, compared to $415,831 for the comparable period in 2012, of which $329,648 was for wages and payroll.  This decrease in operating expenses resulted primarily from a decrease in wages and payroll, the result of a general decrease in business activity during the current period as the Company transitions to a new management group and reformulates its business plans.

The Company incurred a net loss of $77,419 during the six month period ended June 30, 2013 compared to $427,622 for the comparable period in 2012.  As noted above, this decrease resulted primarily from a decrease in wages and payroll, the result of a general decrease in business activity during the current period as the Company transitions to a new management group and reformulates its business plans.  Basic net loss per share was $(0.00) for the six month period ended June 30, 2013, compared to a basic net loss per share of $(0.01) from the comparable period of 2012.

Liquidity and Capital Resources

As of June 30, 2013, the Company had a negative working capital of $1,384,154 compared to a negative working capital of $1,306,735 at December 31, 2012. The change in working capital resulted primarily from the Company’s basic operating expenses during the six months ended June 30, 2013.

During the six months ended June, 2013 the Company experienced negative cash flow of $28,169 from operating activities.  The Company met its cash requirements during this period primarily through its debt financing activities, realizing a net cash inflow from financing activities in the amount of $28,255.

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

ITEM 4.                 CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by our company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management carried out an evaluation under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 ("Exchange Act"). Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures were not effective as of June 30, 2013 to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms.  Please refer to our Annual Report on Form 10-K as filed with the SEC on April 22, 2013, for a complete discussion relating to the foregoing evaluation of Disclosures and Procedures.

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

PART II -  OTHER INFORMATION

ITEM 1.                 LEGAL PROCEEDINGS

To the best of our knowledge, we are not a party to any pending legal proceeding. No federal, state or local governmental agency is presently contemplating any proceeding against the Company. No director, executive officer or affiliate of the Company or owner of record or beneficially of more than five percent of the Company's common stock is a party adverse to the Company or has a material interest adverse to the Company in any proceeding.

ITEM 1A.                      RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 2.                 UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS

1.             Quarterly Issuances:  During the quarter, we did not issue any unregistered securities other than as previously disclosed.

2.             Subsequent Issuances:  Subsequent to the quarter, we did not issue any unregistered securities other than as previously disclosed.

ITEM 5.                 OTHER INFORMATION

Non Reliance on June 26, 2013 Form 8-K.  On June 26, 2013, the Company filed a Form 8-K reporting the sale of 2,200,000 shares of common stock at a price of $0.01 per shares.  The information in said Form 8-K pertaining to such sale should not be relied on as the filing was made in error. The shares were not sold or issued and there was no authorization for such sale.

Change of Company Address.  Effective November 14, 2013, the Company’s principal executive office is located at 11431 Venture Blvd., Suite 179, Sherman Oaks, CA 91423.

Appointment of Director.  On November 13, 2013, Company set the number of directors of the Corporation at five (5) and appointed Ronald Hudson as a Director of the Company to serve until the next annual meeting of Directors or until his successor is elected. With the appointment of Ronald Hudson as a Director, the Board of Directors of the Corporation is comprised of:

Blaine Burke;
Perry Slaton;
Ronald Hudson;
Robert O’Connor; and
Fred Pettit.

Current Officers.  The Current sole officer of the Company is Blain Burke who serves as the Chief Executive Officer, President, Chief Financial Officer, and Secretary.

Past-due Payroll Tax Liabilities. As set forth in Note 8 to the financial statements hereto, during the period ended June 30, 2013 the Company received legal notification that, as a result of its acquisition of COA Holdings Inc., on April 29, 2011, it would be responsible for certain past-due payroll tax liabilities incurred by COA Holdings, Inc., in 2009 and 2010, prior to said acquisition.  The Company’s management had no knowledge of these liabilities prior to the current period.  These amounts, including related penalties and interest, have been retroactively restated as of the 2009 and 2010 fiscal years.

ITEM 6.                      EXHIBITS

(a)           Documents filed as part of this Report.

1.           Financial Statements.  The condensed consolidated unaudited Balance Sheet of Anoteros, Inc. and its subsidiaries, as of June 30, 2013 and the audited balance sheet as of December 31, 2012, the condensed unaudited Statements of Operations for the three and six month periods ended June 30, 2013 and 2012, and the condensed unaudited Statements of Cash Flows for the six month periods ended June 30, 2013 and 2012, together with the notes thereto, are included in this Quarterly Report on Form 10-Q.

3.           Exhibits. The following exhibits are either filed as a part hereof or are incorporated by reference. Exhibit numbers correspond to the numbering system in Item 601 of Regulation S-K.

Exhibit
Number	Description of Exhibit
3.1	Restated Articles of Incorporation(1)
3.2	Restated By-Law(2)
31.1	CEO certification pursuant to Section 302 of The Sarbanes – Oxley Act of 2002 (3)
31.2	CFO certification pursuant to Section 302 of The Sarbanes – Oxley Act of 2002 (3)
32.1	CEO and CFO certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (3)
101
The following materials from the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2013 formatted in Extensible Business Reporting Language (“XBRL”): (i) the balance sheets (unaudited) ; (ii) the statements of operations (unaudited); (iii) the statements of cash flows (unaudited); and, (iv) related notes. (3)

(1)	Incorporated by reference to the Form 8-K filed on March 30, 2011;
(2)	Incorporated by reference to the Form 10SB filed on April 12, 2007. Filed herewith
(3)
Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files submitted under Exhibit 101 are not deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that Section. Such exhibit shall not be deemed incorporated into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ANOTEROS, INC.

Dated: December 13, 2013                                                                                          _______________________________
                                       By:  Blaine Burke
                       Its:  Chief Financial Officer