Form 10-Q
period 2013-09-30
Anoteros, Inc.
filed 2013-12-30
CIK 1390292

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended: September 30, 2013

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

As of December 30, 2013 there were 47,375,913 shares of the registrant’s $0.001 par value common stock issued and outstanding.

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

PART I - FINANCIAL INFORMATION

ITEM 1.                      FINANCIAL STATEMENTS

ANOTEROS, INC. AND SUBSIDIARY
Condensed Consolidated Balance Sheets

ASSETS

	September 30,	December 31,
	2013	2012
	(Unaudited)	(Restated)
CURRENT ASSETS
Cash	$5	$26

Total Current Assets	5	26

TOTAL ASSETS	$5	$26

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses	$759,853	$753,660
Accounts payable and accrued expenses
related party	93,742	66,200
Judgement payable	171,281	161,044
Accrued interest	149,603	131,630
Bank overdraft	970	850
Notes payable - related party	49,300	20,500
Notes payable	82,877	82,877
Convertible debentures	90,000	90,000

Total Current Liabilities	1,397,626	1,306,761

TOTAL LIABILITIES	1,397,626	1,306,761

STOCKHOLDERS' DEFICIT
Preferred stock; 25,000,000 shares authorized,
$0.001 par value, no shares issued
and outstanding	-	-
Common stock; 100,000,000 shares authorized,
at $0.001 par value, 47,375,913
shares issued and outstanding	47,376	47,376
Additional paid-in capital	22,463,824	22,463,824
Accumulated deficit	(23,908,821)	(23,817,935)

Total Stockholders' Deficit	(1,397,621)	(1,306,735)

TOTAL LIABILITIES AND
STOCKHOLDERS' DEFICIT	$5	$26

The accompanying notes are an integral part of these condensed consolidated financial statements.

ANOTEROS, INC. AND SUBSIDIARY
Condensed Consolidated Statements of Operations
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012

REVENUES	$40	$329	$528	$1,944
COST OF SALES	-	-	-	-
GROSS PROFIT	40	329	528	1,944

OPERATING EXPENSES

Professional fees	-	25,291	22,455	66,545
Bad debt expense	-	-	-	37,500
Officer compensation	3,616	-	33,082	-
General and administrative	341	191,500	7,668	528,577

Total Operating Expenses	3,957	216,791	63,205	632,622

OPERATING LOSS	(3,917)	(216,462)	(62,677)	(630,678)

OTHER EXPENSE

Interest expense	(9,549)	(6,784)	(28,209)	(20,190)

Total Other Expense	(9,549)	(6,784)	(28,209)	(20,190)

LOSS BEFORE INCOME TAXES	(13,466)	(223,246)	(90,886)	(650,868)

PROVISION FOR INCOME TAXES	-	-	-	-

NET LOSS	$(13,466)	$(223,246)	$(90,886)	$(650,868)

BASIC LOSS PER SHARE	$(0.00)	$(0.00)	$(0.00)	$(0.01)

WEIGHTED AVERAGE NUMBER
OF SHARES OUTSTANDING:
BASIC AND DILUTED	47,375,913	57,158,448	47,375,913	55,279,679

The accompanying notes are an integral part of these condensed consolidated financial statements.

ANOTEROS, INC. AND SUBSIDIARY
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	For the Nine Months Ended
	September 30,
	2013	2012
OPERATING ACTIVITIES
Net loss	$(90,886)	$(650,868)
Adjustments to reconcile net loss to net cash
used by operating activities:
Common stock issued for services	-	200,000
Warrants and options issued for services	-	150,018
Bad debt expense	-	37,500
Changes in operating assets and liabilities
Accrued interest	17,973	-
Accounts payable and accrued expenses	6,193	171,949
Judgment payable	10,237	-
Related party accounts payable and accrued expenses	27,542	40,940

Net Cash Used in Operating Activities	(28,941)	(50,461)

INVESTING ACTIVITIES	-	-

FINANCING ACTIVITIES
Bank overdraft	120	(113)
Proceeds from related party payables	28,800	-
Proceeds from notes payable	-	51,000

Net Cash Provided by Financing Activities	28,920	50,887

NET INCREASE (DECREASE) IN CASH	(21)	426
CASH AT BEGINNING OF PERIOD	26	(113)

CASH AT END OF PERIOD	$5	$313

SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION

CASH PAID FOR:
Interest	$-	$-
Income Taxes	-	-

The accompanying notes are an integral part of these condensed consolidated financial statements.

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited balance sheets of the Company at September 30, 2013 and related unaudited statements of operations, and cash flows for the three and nine months ended  September 30, 2013 and 2012, have been prepared by management in conformity with United States generally accepted accounting principles.  In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.  It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the December 31, 2012 audited financial statements.  Operating results for the period ended  September 30, 2013, are not necessarily indicative of the results that can be expected for the fiscal year ending December 31, 2013 or any other subsequent period.

NOTE 2 – GOING CONCERN

The Company's financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern.  During the nine months ended September 30, 2013 the Company realized a net loss of $90,886 and has incurred an accumulated deficit of $23,908,821.  The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

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

NOTE 3 – SIGNIFICANT ACCOUNTING POLICIES (Continued)

Basic and Diluted Net Income (Loss) per Share
The Company computes net income (loss) per share in accordance with ASC 260 which requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing Diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants or the conversion of convertible debt. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive.  For the nine-month periods ended September 30, 2013 and 2012, the Company’s -0- and 1,645,944 warrants and options, respectively, are excluded from the computation of diluted earnings per share as they are anti-dilutive.  In addition, the 190,278 and 182,245 shares issuable upon conversion of convertible debt at September 30, 2013 and 2012, respectively, are also excluded from the computation of diluted earnings per share as they are anti-dilutive.

NOTE 4 – RELATED PARTY TRANSACTIONS

Accounts Payable and Accrued Expenses
During the nine months ended September 30, 2013 the Company accrued $27,866 in unpaid salary due to its former chief financial officer, and made payments of $470.  Additionally, the Company accrued $3,616 in unpaid salary to a current officer and director.

Notes Payable – Related Parties
During the year ended December 31, 2012 the Company borrowed an aggregate total of $20,500 from various related parties.  These notes are unsecured, accrue no interest, and are due on demand.  During the nine months ended September 30, 2013, the Company borrowed an additional $28,800 under the same terms.  The outstanding principal balance on the notes totaled $49,300 and $20,500 as of September 30, 2013 and December 31, 2012, respectively.

NOTE 5 – NOTES PAYABLE

At September 30, 2013 and December 31, 2012, the Company had outstanding notes payable of $82,877. The notes bear interest from 10 percent to 12 percent per annum, with one non-interest bearing note, are unsecured and due on demand.

During the nine months ended September 30, 2013 and the year ended December 31, 2012, the Company made no new borrowings on these notes, and made no principal payments. The Company accrued interest on the notes in the amounts of $17,973 and $25,214 for the nine months ended September 30, 2013 and the year ended December 31, 2012, respectively.

NOTE 6 – CONVERTIBLE DEBENTURES

At September 30, 2013 and December 31, 2012 the Company had three outstanding convertible debentures totaling an aggregate of $90,000.  These debentures are due to various unrelated parties and were originated during the 2005 and 2007 fiscal years.  The debentures are convertible into shares of the Company’s common stock at a conversion price of $1.00 per share.  Each of the debentures in currently in default, and is accruing interest at the default rate of 18 percent per annum.  The Company accrued interest on the notes in the amounts of $12,117 and $17,448 for the nine months ended September 30, 2013 and the year ended December 31, 2012, respectively.  As of September 30, 2013 and December 31, 2012 the Company had a total of $104,361 and $92,245 in accrued interest payable relating to these debentures.

NOTE 7 – COMMON STOCK

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

NOTE 8 – WARRANTS AND OPTIONS

A summary of the status of the Company’s options and warrants as of September 30, 2013 and changes during the periods from December 31, 2010 through September 30, 2013 is presented below:

Description	Warrant Shares	Exercise Price	Value if Exercised
Outstanding at 12/31/10	1,645,944	$0.95	$1,563,647
Granted	1,000,000	$3.00	$3,000,000
Exercised	-	-	-
Cancelled	-	-	-
Expired	-	-	-
Outstanding at 12/31/11	2,645,944	$1.72	$4,563,647
Granted	-	-	-
Exercised	-	-	-
Cancelled	(1,000,000)	$3.00	($3,000,000)
Expired	-	-	-
Outstanding at 12/31/12	1,645,944	$0.95	$1,563,647
Granted	-	-	-
Exercised	-	-	-
Cancelled	-	-	-
Expired	(1,645,944)	-	-
Outstanding at 9/30/13	-	-	-

The warrants were granted in connection with the common stock offering and debt conversion and were valued using the Black-Scholes Options Pricing Model.

NOTE 9 – SIGNIFICANT EVENTS

Prior Period Misstatement

During the period ended September 30, 2013 the Company received notification that it was responsible for certain past-due payroll tax liabilities incurred by the Company in 2009 and 2010, prior to the Anoteros/COA Holdings merger. The Company determined that the payroll tax transactions had not been recorded during the 2009 and 2010 fiscal years.  As a result, the Company has erroneously understated accrued payroll tax liabilities and accumulated deficit by $171,984 in all reporting periods subsequent to the Anoteros/COA merger in April, 2011.  Upon discovery of this error, the Company performed an evaluation of the error pursuant to the SEC’s Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB 108”).  As a result of the evaluation of the error under SAB 108, the Company determined that the error was not material, in any qualitative or quantitative sense, to the Company’s previously audited financial statements, and therefore, no restatements were necessary.  Pursuant to SAB 108, the correcting adjustment has been reflected in these financial statements as an increase of $171,984 to accounts payable and accrued expenses and a corresponding increase in accumulated deficit.

NOTE 10 – SUBSEQUENT EVENTS

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

Three months ended September 30, 2013 compared to the three months ended September 30, 2012

For the three months ended September 30, 2013, the Company had revenue of $40 compared with revenue of $329 for the comparable period in 2012.  The slight decrease in revenue is due to a cease in operations while the Company was restructured.  As the Company enters into new distribution agreements, revenue is expected to increase.

Cost of sales for the three months ended September 30, 2013 was $-0- as it was during the comparable period in 2012.

Operating expenses for the three months ended September 30, 2013 totaled $3,957, of which $3,616 was for wages and payroll, compared to $216,791 for the comparable period in 2012, of which $191,500 was for wages and payroll.  This decrease in operating expenses resulted from a general decrease in business activity during the current period as the Company transitions to a new management group and reformulates its business plans.

The Company incurred a net loss of $13,466 during the three month period ended September 30, 2013 compared to $223,246 for the comparable period in 2012.  As noted above, this decrease in operating expenses resulted primarily from a general decrease in business activity as the Company transitions to a new management group.  Basic net loss per share was $(0.00) for the three month period ended September 30, 2013, compared to a basic net loss per share of $(0.00) from the comparable period of 2012.

            Nine months ended September 30, 2013 compared to the nine months ended September 30, 2013
For the nine months ended September 30, 2013, the Company had revenue of $528 compared with revenue of $1,944 for the comparable period in 2012.  The slight decrease in revenue is due to a cease in operations while the Company was restructured.  As the Company enters into new distribution agreements, revenue is expected to increase.

Cost of sales for the nine months ended September 30, 2013 was $-0- as it was during the comparable period in 2012.

Operating expenses for the nine months ended September 30, 2013 totaled $63,205, of which $7,668 was for wages and payroll, compared to $632,622 for the comparable period in 2012, of which $528,577 was for wages and payroll.  This decrease in operating expenses resulted primarily from a decrease in wages and payroll, the result of a general decrease in business activity during the current period as the Company transitions to a new management group and reformulates its business plans.

The Company incurred a net loss of $90,886 during the nine month period ended September 30, 2013 compared to $650,868 for the comparable period in 2012.  As noted above, this decrease resulted primarily from a decrease in wages and payroll, the result of a general decrease in business activity during the current period as the Company transitions to a new management group and reformulates its business plans.  Basic net loss per share was $(0.00) for the nine month period ended September 30, 2013, compared to a basic net loss per share of $(0.01) from the comparable period of 2012.

Liquidity and Capital Resources

As of September 30, 2013, the Company had a negative working capital of $1,397,621 compared to a negative working capital of $1,306,735 at December 31, 2012. The change in working capital resulted primarily from the Company’s basic operating expenses during the nine months ended September 30, 2013.

During the nine months ended September, 2013 the Company experienced negative cash flow of $28,941 from operating activities.  The Company met its cash requirements during this period primarily through its debt financing activities, realizing a net cash inflow from financing activities in the amount of $28,920.

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

ITEM 4.                 CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by our company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management carried out an evaluation under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 ("Exchange Act"). Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures were not effective as of September 30, 2013 to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms.  Please refer to our Annual Report on Form 10-K as filed with the SEC on April 22, 2013, for a complete discussion relating to the foregoing evaluation of Disclosures and Procedures.

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

Past-due Payroll Tax Liabilities. As set forth in Note 8 to the financial statements hereto, during the period ended September 30, 2013 the Company received legal notification that, as a result of its acquisition of COA Holdings Inc., on April 29, 2011, it would be responsible for certain past-due payroll tax liabilities incurred by COA Holdings, Inc., in 2009 and 2010, prior to said acquisition.  The Company’s management had no knowledge of these liabilities prior to the current period.  These amounts, including related penalties and interest, have been retroactively restated as of the 2009 and 2010 fiscal years.

ITEM 6.                      EXHIBITS

(a)           Documents filed as part of this Report.

1.           Financial Statements.  The condensed consolidated unaudited Balance Sheet of Anoteros, Inc. and its subsidiaries, as of September 30, 2013 and the audited balance sheet as of December 31, 2012, the condensed unaudited Statements of Operations for the three and nine month periods ended September 30, 2013 and 2012, and the condensed unaudited Statements of Cash Flows for the nine month periods ended September 30, 2013 and 2012, together with the notes thereto, are included in this Quarterly Report on Form 10-Q.

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
101
The following materials from the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2013 formatted in Extensible Business Reporting Language (“XBRL”): (i) the balance sheets (unaudited) ; (ii) the statements of operations (unaudited); (iii) the statements of cash flows (unaudited); and, (iv) related notes. (3)

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

ANOTEROS, INC.

Dated: December 24, 2013                                                                  _______________________________
By:  Blaine Burke
Its:  Chief Financial Officer