Form 10-K
period 2013-12-31
Anoteros, Inc.
filed 2014-11-21
CIK 1390292

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
___________

FORM 10-K
___________

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

Commission File Number     000-52561

ANOTEROS, INC.
(Exact name of registrant as specified in its charter)

Nevada (State or other Jurisdiction of of Incorporation or Organization)	88-0368849 (IRS Employer Identification No.)

609 Deep Valley Drive, Suite 200, Rolling Hills, California (Address of principal executive offices)	90274 (Zip Code)

Registrant’s telephone number, including area code: (218) 940-2274

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act: Common Stock, $0.001 Par Value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.   Yes ☐ No ☒

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
 Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes ☐  No ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K
☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.   See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

(i)

Large Accelerated Filer ☐	Accelerated Filer ☐

Non-Accelerated Filer ☐	Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐No ☒

Issuer’s revenues for its most recent fiscal year:     None

The aggregate market value of the voting and non-voting common equity on June 30, 2013 held by non-affiliates of the registrant based on the price last sold on such date was approximately $307,074.  Shares of common stock held by each officer and director and by each person who owns 10% or more of the outstanding common stock of the registrant have been excluded in that such persons may be deemed to be affiliates.  This determination of affiliate status is not necessarily a conclusive determination for other purposes.  Without acknowledging that any individual director of registrant is an affiliate, all directors have been included as affiliates with respect to shares owned by them.

As of November 20, 2014 there were 56,125,913 shares of the registrant’s Common Stock outstanding.

(ii)

(iii)

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

PART I

ITEM 1.    BUSINESS

Anoteros Inc. (the “Company”) was incorporated on September 25, 1996 under the laws of the State of Nevada, as Out of Bounds Sports Co. and initially entered the sportswear market, manufacturing and marketing T-shirts, golf shirts and hats with the “OB Golf” and “OB Sports” logo.

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

On September 14, 2011, the Company entered into an Assignment and Assumption Agreement with the Company assigned all of the capital stock of Doolittle Edutainment as well as all assets and intellectual property owned by Doolittle Edutainment to George Chachas, and Mr. Chachas assumed any and all liabilities associated with Doolittle Edutainment.

Accordingly, the business of Anoteros is conducted through its wholly-owned subsidiary, Antero Payment Solutions, Inc. (“Antero”).

Antero Payment Solutions, Inc.

Antero seeks to become a global provider of information management and electronic commerce systems for the financial services industry.  Antero has developed numerous e-commerce platforms to ensure secure electronic payments for checking, debit card, prepaid card and mobile payment applications, providing merchants with opportunities for lower cost structures and the potential to increase their client bases.  Antero business is model is to perform the issuing and processing tasks of bank processors, while offering a complete suite of customer support services.  By owning and servicing our own branded products, we intend to create additional value for clients by educating their teams in better ways to increase penetration of their markets through our online and retail networks.

Antero also intends to partner with banks, card associations and networks to issue debit cards, prepaid cards, virtual cards, mobile applications, mobile wallets, ACH services and provide other gateway processing.  Antero’s products have been developed with the intent to serve all consumer markets, but are designed to be especially effective for the unbanked, under-banked and convenience type users, such as person-to-person (P2P) payments, bill pay and remote deposit capture.  We continue to work on developing strong alliances with financial institutions and networks.

Over time, Antero will expand its business from standard card platforms to an industry expert and specialist on customized financial transaction systems to include ACH, Mobile Wallets and Virtual Card programs.  As a financial services partner, Antero intends to build, enhance and/or support our customer’s critical applications via the right products and services. In terms of products, Antero will seek to partner with world-class manufacturers that are committed to producing quality products and leading the global financial services market through continued research and development.

We intend to offer a suite of products such as P2P, Virtual Card programs and Mobile Wallets, and by doing so we hope Antero will create multiple points of interchange; fee based and “on us” types (Antero internal transactions, usually at a reduced fee compared with institutional transaction). This array of products not only provides consumers with an innovative new secure shopping experience, but also brings a new standard in authorization and settlement, which may significantly lower the cost of transactions for merchants.  With the benefit of lower fees and fewer chargebacks, Antero intends to offer alternative payment platforms as a valuable add-on feature for any retail or e-commerce merchant.   Our new technology is designed to allow customers to manage transactions through their favorite retailer, self-service stations or their mobile device.

Mobile payments are quickly becoming a large segment of the payment market, and we believe with proper funding and implementation the Antero network can be at the forefront of this hybrid technology.  Financial institutions can provide customers with aggressive incentive-based programs such as rewards, points, and/or instant discounts while becoming mobile device aware, giving merchants many reasons to participate.

Antero has a strong commitment to working closely with multiple marketing partners and financial institutions on the development of mutually beneficial pricing models.  The goal is to support strong and aggressive growth and acceptance in the marketplace; a strategy that enhances the success of both partners with profitable market development and execution.

Planned Divisions of Antero Payment Solutions

Antero SVS – will be a Stored Value Solution (SVS), providing robust development, processing and administration of Mobile, Virtual and Prepaid programs.

Antero ACH – will offer a comprehensive check authorization system, utilizing artificial intelligence modeling, neural networks and other advanced technology to deliver unprecedented accuracy and simplicity

Antero Access – will be our strategy for managing Antero’s interactions with customers, clients and sales prospects.  It uses new technology to organize, automate and synchronize business.

Brands Marketed By Antero Payment Solutions

Antero Card - The Antero Market Ready solution is intended to be a turnkey program for companies looking to enter the prepaid space.  It will allow Antero clients to start selling and distributing a prepaid debit card quickly, effectively and at significantly lower costs than with traditional programs.  In addition, Antero clients can earn revenue every time the card is used by one of their customers.

Anetoro Payroll Card – is our proposed general spend payroll card that delivers significant cost savings and value to employers and their employees.  More than a simple payroll or debit card, our product offers the flexibility of direct payments into multiple accounts per cardholder in a secure online environment.  Antero Payroll Card options can be customized to the needs of each company's structure and employee culture.  Cardholders gain access to a wide range of financial services, including overdraft protection, bill pay, funds transfers, with or without a direct banking relationship, at a lower cost and with greater convenience than comparable systems.

Competition

There are numerous major competitors to Antero.  Among these is Austin-based NetSpend Corporation, Austin Based Mozido and PayPal.  NetSpend is a card-based alternative financial services company established in 1999.  It helps unbanked and under-banked consumers manage their finances and become “self-banked” or use alternative banking methods. NetSpend was an early entrant in the prepaid debit card field. With partners, they offer proprietary processing platform, card fulfillment, customer service and risk management capabilities in non-traditional banking-type systems. NetSpend products are FDIC-insured and issued by federally regulated financial institutions. Mozido is a global leader in mobile financial services which was founded in 2008, develops cloud based mobile payment systems, white-labeled pre-paid debit cards and marketing software that targets unbanked and underbanked consumers. PayPal is a well know provider that aims to allow anyone to pay in any way they prefer, including through credit cards, bank accounts, buyer credit or account balances, without sharing financial information. PayPal has quickly become a global leader in online payment solutions with more than 153 million accounts worldwide.

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

Business, political and economic factors may affect our operations, the manner in which we conduct our business and our rate of growth.

The U.S. economy has deteriorated significantly over the last several years.  If economic conditions and unemployment rates continue to deteriorate or do not improve, our target consumer base may be disproportionately affected.  In addition, a large proportion of our target customers work in industries that may be disproportionately affected by a downturn in the U.S. economy.  Stagnant economic growth and high unemployment are likely to negatively affect our customers' ability to purchase our goods.  The resulting impact of such economic conditions on our customers and on consumer spending could have a material adverse effect on demand for our products and on our business, financial condition and operating results.

Our performance is influenced by a variety of economic, social, political factors

Our performance is influenced by a variety of economic, social, and political factors.  Economic uncertainty, unfavorable employment levels, declines in consumer confidence, increases in consumer debt levels, increased commodity prices, and other economic factors may affect our customer spending and use of our products and adversely affect the demand for our products.  Economic conditions also affect governmental political and budgetary policies. As a result, economic conditions can have an effect on the sale of our products to our customers.

There may be conflicts of interest between our management and the company.

Conflicts of interest create the risk that management may have an incentive to act adversely to the interests of the Company. A conflict of interest may arise between the Company’s management’s personal pecuniary interest and their fiduciary duty to our stockholders.

As of the end of the period covered by this report we had no officer, director, or employee with any significant experience in the information management and electronic commerce systems or financial services industry, and will continue to rely on the outside consultants whose interests may not always be aligned with ours.

We have no officer, director, or employee with significant experience in the information management and electronic commerce systems or financial services industry.  This increases our dependence on outside consultants we may engage from time to time. The quality of such outside consultants and the services which they provide may be influenced by the Company’s financial condition and ability in retaining high equality consultants.

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

We will need additional funds for operations, to maintain our filing status and execute on our intended business model. We will fund any additional amounts required for such expenditures through additional debt financing or the sale of additional equity securities, which would reduce the percentage interest in our Company held by existing stockholders and may dilute the economic interest of existing stockholders. Our board of directors can authorize the sale of additional equity securities without stockholder consent.

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

Early stage of the Company and its products

We have generated minimal revenue from operations, and may not generate any significant or sufficient revenue from its current operations to continue future operations.  To achieve profitable operations, we must successfully initiate and maintain sales and distribution of our products.  The time frame necessary to achieve market success for any individual product is uncertain.  There can be no assurance that our efforts will be successful, that any of our  products will prove to meet the anticipated levels of approval or effectiveness, or that we will be able to obtain and sustain customer as well as distribution approval.

If we fail to predict consumer preferences and trends accurately, develop and introduce our products in a timely manner or extend our existing core products, our sales will suffer.

The introduction of products and services in a timely manner is crucial in this electronic age. The successful development and introduction of new products and the enhancement and extension of our current products will require us to anticipate the needs and preferences of consumers and to forecast market trends accurately. Consumer preferences, along with the products and services offered in the market place, are continuously changing at a rapid pace and are difficult to predict. The development of unique products requires high levels of innovation and this process can be lengthy and costly. To remain competitive, we must continue to develop enhancements of our existing products and services successfully. We cannot assure you that future products will be introduced or, if introduced, will be successful. The failure to timely introduce, implement, enhance and extend our existing products or to develop and introduce new products that achieve and sustain market acceptance and produce acceptable margins would harm our business and operating results.

Risk of technological obsolescence and competition

We operate in an ever-evolving field.  Developments are expected to continue at a rapid pace in the industry in general.  Competition from other large companies, joint ventures and others is intense and expected to increase.  Many of these companies and institutions have substantially greater capital resources, research and development staffs and facilities than we do, and many have substantially greater experience in conducting testing, manufacturing and marketing of products.  These entities represent significant long-term competition for us.  There can be no assurance that developments by others will not render our technologies and future products obsolete or noncompetitive.  In addition, our competitors might succeed in developing or purchasing technologies and products that are more effective than those that are being developed by the Company or that would render the Company's technology and products obsolete or noncompetitive.

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

The industry in which we operate is very competitive.  Many of our direct, indirect and potential competitors have significantly longer operating histories, greater brand recognition and substantially greater financial, technical and marketing resources than we do. These competitors may be able to respond more rapidly than we can to changes in consumer preferences. They may also devote greater resources to the development, promotion and sale of their products than we are able to.  While we believe that the products we intend to offer are unique, we cannot assure you that we will be able to compete effectively in our markets.

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

Limited sales and marketing capability

We must either retain or hire the necessary personnel to distribute and market our products or enter into collaborative arrangements or distribution agreements with third parties who will market such products or develop their own marketing and sales force with technical expertise and supporting distribution capability.  There can be no assurance that we will be able to retain or hire the personnel with sufficient experience and knowledge to distribute and market its products or be able to enter into collaborative or distribution arrangements or develop its own sales force, or that such sales and marketing efforts will be successful.

Trading and limited market

Our common stock is traded on the OTCBB under the symbol ANOS.  There is currently a limited public market for the Common Stock and there can be no assurance that an active trading market will develop or, if one does develop, that it will be maintained.  However, should such a market arise, the possibility or actual sale into the market of shares, as permitted under Rule 144 of the Securities Act of 1933, may adversely affect prevailing market prices, if any, for our Common Stock and could impair our ability to raise capital through the sale of its equity securities.  In order to qualify for unrestricted resale of Common Stock under Rule 144, certain holding periods must be met and a legal opinion setting forth the exemption from registration must be provided.  Further, there is no assurance that Rule 144 will be applicable to Anoteros and investors may not be able to rely on its provisions now or in the future.  In addition, sales of significant amounts of Common Stock by Anoteros could have an adverse effect on the market price.

No dividends

No cash dividends have been paid.  Payment of dividends on the Common Stock is within the discretion of the Board of Directors, is subject to state law, and will depend upon our earnings, if any, its capital requirements, financial condition and other relevant factors.

Our stock price may be volatile.

The market price of our common stock will likely fluctuate significantly in response to the following factors, some of which are beyond our control: variations in our quarterly operating results; changes in financial estimates of our revenues and operating results by securities analysts; changes in market valuations; announcements by us of significant contracts, acquisitions, strategic partnerships, joint ventures or capital commitments; additions or departures of key personnel; future sales of our common stock; stock market price and volume fluctuations attributable to inconsistent trading volume levels of our stock; commencement of or involvement in litigation. In addition, the stock market has experienced and continues to experience extreme price and volume fluctuations which have affected the market price of many companies and which have often been unrelated to the operating performance of these companies.  These broad market fluctuations, as well as general economic and political conditions, may adversely affect the market price, if a market develops, of the Common Stock.

We are subject to the periodic reporting requirements of the Securities Exchange Act of 1934, which require us to incur audit fees and legal fees in connection with the preparation of such reports.  These additional costs could reduce our ability to earn a profit.

We are required to file periodic reports with the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934 and the rules and regulations promulgated thereunder.  In order to comply with these requirements, our independent registered public accounting firm has to review our financial statements on a quarterly basis and audit our financial statements on an annual basis.  Moreover, our legal counsel will have to review and assist in the preparation of such reports.  The costs charged by these professionals for such services cannot be accurately predicted at this time because factors such as the number and type of transactions that we engage in and the complexity of our reports cannot be determined at this time and will have a major effect on the amount of time to be spent by our auditors and attorneys. However, the incurrence of such costs will obviously be an expense to our operations and thus have a negative effect on our ability to meet our overhead requirements and earn a profit. We may be exposed to potential risks resulting from requirements under Section 404 of the Sarbanes-Oxley Act of 2002. If we cannot provide reliable financial reports or prevent fraud, our business and operating results could be harmed, investors could lose confidence in our reported financial information, and the trading price of our common stock could drop significantly.

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, as amended by SEC Release 33-8889 we are required to include in our annual report our assessment of the effectiveness of our internal control over financial reporting as of the end of the year.  If we fail to achieve and maintain the adequacy of our internal controls, as such standards are modified, supplemented or amended from time to time, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal controls over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act.  Moreover, effective internal controls, particularly those related to revenue recognition, are necessary for us to produce reliable financial reports and are important to help prevent financial fraud.  If we cannot provide reliable financial reports or prevent fraud, our business and operating results could be harmed, investors could lose confidence in our reported financial information, and the trading price of our common stock could drop significantly.

Management believes that these reporting obligations will increase our annual legal and accounting costs by an estimated $25,000 and $20,000, respectively.

Penny stock regulations

If our stock is below $5.00 per share, or we do not have $2,000,000 in net tangible assets, or are not listed on an exchange or on the NASDAQ National Market System, among other conditions, our shares may be subject to a rule promulgated by the Securities and Exchange Commission (the “SEC”) that imposes additional sales practice requirements on broker-dealers who sell such securities to persons other than established customers and institutional accredited investors.  For transactions covered by the rule, the broker-dealer must make a special suitability determination for the purchaser and receive the purchaser's written consent to the transaction prior to the sale.  Furthermore, if the price of our stock is below $5.00, and does not meet the conditions set forth above, sales of our stock in the secondary market will be subject to certain additional new rules promulgated by the SEC.  These rules generally require, among other things, that brokers engaged in secondary trading of stock provide customers with written disclosure documents, monthly statements of the market value of penny stocks, disclosure of the bid and asked prices, and disclosure of the compensation to the broker-dealer and disclosure of the sales person working for the broker-dealer.  These rules and regulations may affect the ability of broker-dealers to sell our securities, thereby limiting the liquidity of the securities.  They may also affect the ability of shareholders to resell their securities in the secondary market.

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

ITEM 1B.   UNRESOLVED STAFF COMMENTS

None.

ITEM 2.      PROPERTIES

Our offices are currently located at 609 Deep Valley Drive, Suite 200, Rolling Hills, California 90274 and our telephone number is (218) 940-2274.  We pay no current rent.  The space is utilized for general office purposes and it is our belief that the space we currently occupy is adequate for our immediate needs.  Additional space may be required as we expand our operations.  We do not foresee any significant difficulties in obtaining any required additional space.  We do not own any real property.

ITEM 3.  LEGAL PROCEEDINGS

Denise Bogard -v- South Bay Capital

We are a party defendant in the action Denise Bogard -v- South Bay Capital, et al, Superior Court of the State of California, County of Los Angele. Case No. YC068410.  In this Plaintiff alleges, among other things that certain individuals associated with COA Holdings in 2009, 2010 and 2011, prior to the acquisition of COA, by Anoteros through its subsidiary Antero Payment Solutions Inc., misrepresented and were negligent to Mrs. Bogard with regard to her investment in COA.  Neither Anoteros, Antero Payment Solutions Inc., or any of the current officers and directors were involved in such matters and have no direct knowledge of such events.  Anoteros has yet to make an appearance in this matter due to lack of funds and is investigating the matter.

Other than as set forth above, we are not a party to any pending legal proceeding. No federal, state or local governmental agency is presently contemplating any proceeding against the Company. No director, executive officer or affiliate of the Company or owner of record or beneficially of more than five percent of the Company's common stock is a party adverse to the Company or has a material interest adverse to the Company in any proceeding.

ITEM 4.    MINE SAFETY DISCLOSURES

    Not Applicable.

PART II

ITEM 5.    MARKET FOR THE COMPANY’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is traded on OTCBB under the symbol “ANOS.”  The CUSIP number for the Issuer’s common stock is 03633R 208.  The following table sets forth, in U.S. dollars the high and low sale prices for each of the calendar quarters indicated, as reported by the OTCBB.  The prices in the table may not represent actual transactions and do not include retail markups, markdowns or commissions.

	Company Common Stock Prices
	High	Low
2013
Quarter ended December 31	$0.09	$0.04
Quarter ended September 30	0.05	0.01
Quarter ended June 30	0.03	0.01
Quarter ended March 31	0.04	0.02

2012
Quarter ended December 31	$0.10	$0.01
Quarter ended September 30	0.10	0.02
Quarter ended June 30	0.03	0.01
Quarter ended March 31	0.25	0.11

There is currently a limited public market for the Common Stock and there can be no assurance that an active trading market will develop or, if one does develop, that it will be maintained.  However, should such a market arise, the possibility or actual sale into the market of shares of the Company's Common Stock as permitted under Rule 144 of the Securities Act of 1933 may adversely affect prevailing market prices, if any, for the Company's Common Stock and could impair the Company's ability to raise capital through the sale of its equity securities.  In order to qualify for unrestricted resale of Common Stock under Rule 144, certain holding periods must be met and a legal opinion setting forth the exemption from registration must be provided.  Further, there is no assurance that Rule 144 will be applicable to the Company and investors may not be able to rely on its provisions now or in the future.  In addition, sales of significant amounts of Common Stock by the Company subsequent to this offering could have an adverse effect on the market price, if any, for the Company's securities.

Record Holders

As of December 31, 2013 , there were 47,675,913 shares of the registrant’s $0.001 par value Common Stock issued and outstanding and were owned by 287 holders of record, based on information provided by our transfer agent.

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

RESULTS OF OPERATIONS

Working Capital

	December 31, 2013 $	December 31, 2012 $
Current Assets	-	26
Current Liabilities	1,479,238	1,306,761
Working Capital (Deficit)	(1,479,238)	(1,306,735)

Cash Flows

	Year ended December 31, 2013 $	Year Ended December 31, 2013 $
Cash Flows from Used in Operating Activities	(46,928)	(72,211)
Cash Flows Provided by Financing Activities	46,902	72,237
Net Increase (decrease) in Cash During Period	(26)	26

Year ended December 31, 2013 compared to the year ended December 31, 2012

For the year ended December 31, 2013, the Company had revenue of $528 compared with revenue of $2,090 for the comparable period in 2012.  The decrease in revenue is due to a temporary cease in operations while the Company was being restructured.

Operating expenses for the year ended December 31, 2013 totaled $133,071 compared to $530,196 for the comparable period in 2012.  This decrease resulted primarily from the Company’s decreased business operations.

Other income (expenses) for the year ended December 31, 2013 and 2012 were $(41,060) and $(99,694) respectively.  The Company recorded interest expense of $41,060 and $50,340 during 2013 and 2012, respectively.  Additionally, the Company recognized a default judgment penalty of $49,354 in 2012.

The Company incurred a net loss of $173,603 during the year ended December 31, 2013 compared to $627,800 for the comparable period in 2012.  As noted above, this decreased net loss resulted primarily from the Company’s decreased operations in 2013, coupled with a significant decrease in professional expenses incurred during the current period.

Basic net loss per share was $(0.00) for the year ended December 31, 2013, compared to a basic net loss per share of $(0.01) from the comparable period of 2012.

Liquidity and Capital Resources

As of December 31, 2013, the Company had a negative working capital of $1,479,238 compared to a negative working capital of $1,306,735 at December 31, 2012.

During the year ended December 31, 2013, the Company experienced negative cash flow of $46,928 from operating activities.  The Company met its cash requirements during this period primarily through its debt financing activities, realizing a cash inflow from financing activities in the amount of $46,902.

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

Anoteros, Inc. and Subsidiary

December 31, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Anoteros, Inc.

We have audited the accompanying consolidated balance sheets of Anoteros, Inc.  (“the Company”) as of December 31, 2013 and 2012 and the related consolidated statements of operations, stockholders’ deficit and cash flows for the years then ended.  These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Anoteros, Inc. as of December 31, 2013 and 2012, and the results of their operations and cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Sadler, Gibb & Associates, LLC

Salt Lake City, UT
November 20, 2014

ANOTEROS, INC. AND SUBSIDIARY
Consolidated Balance Sheets

ASSETS

	December 31,	December 31,
	2013	2012

CURRENT ASSETS
Cash	$-	$26

Total Current Assets	-	26

TOTAL ASSETS	$-	$26

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses	$611,706	$581,676
Accounts payable and accrued expenses
related party	120,684	66,200
Judgement payable	174,730	161,044
Accrued interest	159,005	131,630
Bank overdraft	452	850
Payroll taxes payable	171,984	171,984
Notes payable - related party	67,800	20,500
Notes payable - convertible debt	90,000	90,000
Notes payable	82,877	82,877

Total Current Liabilities	1,479,238	1,306,761

TOTAL LIABILITIES	1,479,238	1,306,761

STOCKHOLDERS' DEFICIT
Preferred stock; 25,000,000 shares authorized,
$0.001 par value, no shares issued
and outstanding	-	-
Common stock; 140,000,000 shares authorized,
at $0.001 par value, 47,675,913 and 53,810,624
shares issued and outstanding, respectively	47,675	47,575
Additional paid-in capital	22,464,625	22,463,625
Accumulated deficit	(23,991,538)	(23,817,935)

Total Stockholders' Deficit	(1,479,238)	(1,306,735)

TOTAL LIABILITIES AND
STOCKHOLDERS' DEFICIT	$-	$26

The accompanying notes are an integral part of these consolidated financial statements.

ANOTEROS, INC. AND SUBSIDIARY
Consolidated Statements of Operations

	For the Years Ended
	December 31,
	2013	2012

REVENUES	$528	$2,090
COST OF SALES	-	-
GROSS PROFIT (LOSS)	528	2,090

OPERATING EXPENSES

Professional fees	61,335	71,877
Bad debt expense	-	37,500
General and administrative expenses	71,736	420,819

Total Operating Expenses	133,071	530,196

OPERATING LOSS	(132,543)	(528,106)

OTHER EXPENSES

Interest expense	(41,060)	(50,340)
Default judgment penalty	-	(49,354)

Total Other Expenses	(41,060)	(99,694)

LOSS BEFORE INCOME TAXES	(173,603)	(627,800)

PROVISION FOR INCOME TAXES	-	-

NET LOSS	$(173,603)	$(627,800)

BASIC LOSS PER SHARE	$(0.00)	$(0.01)

WEIGHTED AVERAGE NUMBER
OF SHARES OUTSTANDING:
BASIC AND DILUTED	47,629,612	50,593,269

ANOTEROS, INC. AND SUBSIDIARY
Consolidated Statements of Stockholders' Deficit

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Deficit

Balance, December 31, 2010	37,113,092	$37,113	$11,446,524	$(13,353,613)	$(1,869,976)

Common stock issued for services	7,778,230	7,778	7,142,780	-	7,150,558

Common stock issued in
settlement of debt	3,470,415	3,470	3,186,898	-	3,190,368

Recapitalization	3,448,887	3,449	(264,064)	-	(260,615)

Common stock sold for cash	2,000,000	2,000	198,000	-	200,000

Fair value of employee stock options	-	-	134,688	-	134,688

Net loss for the year
ended December 31, 2011	-	-	-	(9,836,522)	(9,836,522)

Balance, December 31, 2011	53,810,624	53,810	21,844,826	(23,190,135)	(1,291,499)

Common stock issued for
services	739,128	739	110,869	-	111,608

Common stock issued for debt	6,000,000	6,000	263,999	-	269,999

Settlement of related-party debt	-	-	61,323	-	61,323

Common shares cancelled	(12,973,839)	(12,974)	12,974	-	-

Fair value of employee stock options	-	-	169,634	-	169,634

Net loss for the year ended
December 31, 2012	-	-	-	(627,800)	(627,800)

Balance, December 31, 2012	47,575,913	47,575	22,463,625	(23,817,935)	(1,306,735)

Common stock issued for services	100,000	100	1,000	-	1,100

Net loss for the year
ended December 31, 2013	-	-	-	(173,603)	(173,603)

Balance, December 31, 2013	47,675,913	$47,675	$22,464,625	$(23,991,538)	$(1,479,238)

The accompanying notes are an integral part of these consolidated financial statements.

ANOTEROS, INC. AND SUBSIDIARY
Consolidated Statements of Cash Flows

	For the Years Ended
	December 31,
	2013	2012
OPERATING ACTIVITIES
Net loss	$(173,603)	$(627,800)
Adjustments to reconcile net loss to net cash
used in operating activities:
Common stock issued for services	1,100	111,608
Warrants and options issued for services	-	169,634
Expenses paid on behalf of company by related parties	-	8,407
Loss on settlement of debt	-	9,500
Bad debt expense	-	37,500
Changes in operating assets and liabilities
Accrued interest	30,824	23,710
Accounts payable and accrued expenses	150,714	38,202
Judgment payable	10,237	71,544
Related party accounts payable	(66,200)	85,484

Net Cash Used in Operating Activities	(46,928)	(72,211)

INVESTING ACTIVITIES	-	-

FINANCING ACTIVITIES
Bank overdraft	(398)	737
Proceeds from related party payables	47,300	-
Proceeds from notes payable - related party	-	71,500

Net Cash Provided by Financing Activities	46,902	72,237

NET INCREASE (DECREASE) IN CASH	(26)	26
CASH AT BEGINNING OF PERIOD	26	-

CASH AT END OF PERIOD	$-	$26

SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION

CASH PAID FOR:
Interest	$-	$-
Income Taxes	-	-

NON CASH FINANCING ACTIVITIES:
Common stock issued to settle notes payable	$-	$270,000
Settlement of related-party payable	$-	$61,323

The accompanying notes are an integral part of these consolidated financial statements.

ANOTEROS, INC. AND SUBIDIARY
Notes to Consolidated Financial Statements
December 31, 2013 and December 31, 2012

NOTE 1 – NATURE OF OPERATIONS

COA Holdings, Inc. (“the Company”) was incorporated in the state of Nevada on June 27, 2008.  The Company began operations as Allow Card of America, Inc. (“ACOA”), which is incorporated in the state of Delaware on August 19, 2003.  As ACOA grew, additional wholly owned subsidiaries were formed (“the Group”).  COA was formed to act as the parent company to the group of companies. Accordingly, the financial statements are presented as a recapitalization of the Group, with the historical financial statements of the Group presented as those of the Company.

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

NOTE 2 – GOING CONCERN

The Company's financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern.  During the year ended December 31, 2013 the Company realized a net loss of $173,603 and has incurred an accumulated deficit of $23,991,538.  The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

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

ANOTEROS, INC. AND SUBIDIARY
Notes to Consolidated Financial Statements
December 31, 2013 and December 31, 2012

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

Cash and Cash Equivalents
The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents. As of December 31, 2013 and 2012 the Company had $-0- and $-26 of cash, respectively.  The Company had no cash equivalents.

Concentration of Credit Risk
Financial instruments, which potentially subject us to concentrations of credit risk, consist principally of cash.   Our cash balances are maintained in accounts held by major banks and financial institutions located in the United States.  The Company occasionally maintains amounts on deposit with a financial institution that are in excess of the federally insured limit of $250,000. The risk is managed by maintaining all deposits in high quality financial institutions. The Company had $0 of cash balances in excess of federally insured limits at December 31, 2013 and 2012, respectively.

Accounts Receivable
Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The allowance for doubtful accounts represents the Company’s best estimate of the amount of probable credit losses in the existing accounts receivable balance. The Company determines the allowance for doubtful accounts based upon historical write-off experience and current economic conditions. The adequacy of its allowance for doubtful accounts is reviewed on a regular basis. Receivable balances past due over 120 days, which exceed a specified dollar amount, are reviewed individually for collectability. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The allowance for doubtful accounts totaled $-0- and $-0- as of December 31, 2013 and 2012, respectively.

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

ANOTEROS, INC. AND SUBIDIARY
Notes to Consolidated Financial Statements
December 31, 2013 and December 31, 2012

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Level 2-Inputs are unadjusted quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets and liabilities in markets that are not active, inputs other than quoted prices that are observable, and inputs derived from or corroborated by observable market data.

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

Basic and Diluted Net income (Loss) per Share
The Company computes net income (loss) per share in accordance with ASC 260 which requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing Diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive.  As of December 31, 2013 and 2012 there were 90,000 and 1,735,944 common stock equivalents outstanding, respectively.

ANOTEROS, INC. AND SUBIDIARY
Notes to Consolidated Financial Statements
December 31, 2013 and December 31, 2012

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recent Accounting Pronouncements
The Company has evaluated recent accounting pronouncements and their adoption has not had or is not expected to have a material impact on the Company’s financial position, or statements.

NOTE 4 – RELATED PARTY TRANSACTIONS

During the year ended December 31, 2012 the Company borrowed an aggregate total of $20,500 from various related parties.  These notes are unsecured, accrue no interest, and are due on demand.  During the year ended December 31, 2013 the Company borrowed an additional $47,300 on these notes.  The outstanding aggregate balance on these notes was $67,800 and $20,500 as of December 31, 2013 and 2012, respectively.

NOTE 5 – NOTES PAYABLE

As of December 31, 2013 and 2012, the Company had outstanding notes payable of $82,877. The notes bear interest from zero to 12% per annum, are unsecured and due on demand.

During the years ended December 31, 2013 and 2012, the Company made no new borrowings on these notes, made no principal payments, and accrued interest of $7,745 and $6,262, respectively.  At December 31, 2013 aggregate accrued interest on these notes totaled $47,131.

NOTE 6 – CONVERTIBLE NOTES PAYABLE

On September 15, 2011 the Company borrowed $209,500 from a related-party.  The note accrued interest at eight percent per annum and was due in full on September 15, 2013.  During the year ended December 31, 2012 the Company borrowed an additional $51,000 pursuant to the terms of the note.  On August 22, 2012 the Company converted the entire principal balance of the note, along with $11,143 in accrued interest, into 6,000,000 shares of the Company’s common stock.  As of December 31, 2013 and 2012 the note had been satisfied in full.

As of December 31, 2013 and 2012, the Company had outstanding notes payable of $90,000. The notes bear interest from 15 to 21 percent per annum, are unsecured and due on demand. The notes are convertible into shares of the Company’s common stock at the option of the lender at a conversion price of $1.00 per share.

During the years ended December 31, 2013 and 2012, the Company made no new borrowings on these notes, made no principal payments, and accrued interest of $16,200 and $17,448, respectively.  Aggregate accrued interest on these notes totaled $108,445 and $92,245 as of December 31, 2013 and 2012, respectively.

NOTE 7 – COMMON STOCK

On June 19, 2013 the Company issued 100,000 shares of common stock as payment on an account payable to an unrelated third party entity.  The shares were valued at $0.011 per share, being the market value on the date of issuance.

On January 30, 2012, the Company issued 739,128 shares of common stock to officers for services rendered totaling $111,608.

On August 22, 2012, The Company issued 6,000,000 shares of common stock to Robert O’Conner pursuant to an indemnity agreement with Mr. O’Conner to settle the debt owed to Mr. O’Conner relating to the Credit Line with South Bay Capital. As of the issuance date of August, 22, 2012 the Company owed $260,500 in principal and $11,143 in accrued interest on the Credit Line. The issuance fully satisfied the debt.

On May 8, 2012 the Company cancelled 13,173,839 shares of common stock pursuant to a Settlement Agreement and General Mutual Release with several former officers and directors.

ANOTEROS, INC. AND SUBIDIARY
Notes to Consolidated Financial Statements
December 31, 2013 and December 31, 2012

NOTE 8 – INCOME TAXES

The Company’s provision for income taxes was $0 for the years ended December 31, 2013 and 2012 respectively since the Company incurred net operating losses which have a full valuation allowance through December 31, 2013.

ASC 740 requires the reduction of deferred tax assets by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. In the Company’s opinion, it is uncertain whether they will generate sufficient taxable income in the future to fully utilize the net deferred tax asset. Accordingly, a full valuation allowance equal to the deferred tax asset has been recorded. The total deferred tax asset is calculated by multiplying a 43% marginal tax rate by the cumulative Net Operating Loss (“NOL”) of $7,650,765. The total valuation allowance is equal to the total deferred tax asset.

The tax effects of significant items comprising the Company's net deferred taxes as of December 31, 2013 and 2012 were as follows:

	2013	2012
Cumulative NOL	$7,650,765	$7,477,162

Deferred Tax assets:
(34% Federal, 9% CA)
Net operating loss carry forwards	9,308,090	9,230,020
Stock-based compensation	6,117,217	6,117,217
Loss on extinguishment of debt	-	-
Valuation allowance	(3,190,873)	(3,112,803)
	$-	$-

The income tax provision differs from the amount of income tax determined by applying the U.S. federal and state income tax rates of 43% to pretax income from continuing operations for the years ended December 31, 2013 and 2012 due to the following:

	2013	2012
Income tax benefit at U. S. federal statutory rates:	$(78,070)	$(282,234)
Stock based comp	6,117,217	6,117,217
Change in valuation allowance	(6,039,147)	(5,834,893)
	$-	$-

The Company adopted the provisions of ASC 740 at the beginning of fiscal year 2008. As a result of this adoption, the Company has not made any adjustments to deferred tax assets or liabilities.  The Company did not identify any material uncertain tax positions on returns that have been filed or that will be filed.  The Company did not recognize any interest or penalties for unrecognized tax benefits during the years ended December 31, 2013 and 2012, nor were any interest or penalties accrued as of December 31, 2013.

The Company has filed income tax returns in the United States and Arizona. All tax years prior to 2010 are closed by expiration of the statute of limitations.   The years ended December 31, 2013, 2012, and 2011 are open for examination.

The Company’s net state and federal operating loss carry forwards of approximately $3,440,573 expire in various years beginning in 2024 and carrying forward through 2034.

ANOTEROS, INC. AND SUBIDIARY
Notes to Consolidated Financial Statements
December 31, 2013 and December 31, 2012

NOTE 9 – WARRANTS AND OPTIONS

A summary of the status of the Company’s options and warrants as of December 31, 2013 and changes during the periods ended December 31, 2013 and 2012 is presented below:

Description	Warrant Shares	Exercise Price	Value if Exercised
Outstanding at 12/31/11	2,645,944	$1.72	$4,563,647
Granted	-	-	-
Exercised	-	-	-
Cancelled	(1,000,000)	$3.00	$(3,000,000)
Expired	-	-	-
Outstanding at 12/31/12	1,645,944	$0.95	$1,563,647
Granted	-	-	-
Exercised	-	-	-
Cancelled	-	-	-
Expired	(1,645,944)	-	-
Outstanding at 12/31/13	-	-	-

The warrants were granted in connection with the common stock offering and debt conversion and were valued using the Black-Scholes Options Pricing Model.

NOTE 10 – SIGNIFICANT EVENTS

During the year ended December 31, 2013 the Company received notification that it was responsible for certain past-due payroll tax liabilities incurred by the Company in 2009 and 2010, prior to the Anoteros/COA Holdings merger. The Company determined that the payroll tax transactions had not been recorded during the 2009 and 2010 fiscal years.  As a result, the Company has erroneously understated accrued payroll tax liabilities and accumulated deficit by $171,984 in all reporting periods subsequent to the Anoteros/COA merger in April, 2011.  Upon discovery of this error, the Company performed an evaluation of the error pursuant to the SEC’s Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB 108”).  As a result of the evaluation of the error under SAB 108, the Company determined that the error was not material, in any qualitative or quantitative sense, to the Company’s previously audited financial statements, and therefore, no restatements were necessary.  Pursuant to SAB 108, the correcting adjustment has been reflected in these financial statements as an increase of $171,984 to accounts payable and accrued expenses and a corresponding increase in accumulated deficit.

NOTE 11 – SUBSEQUENT EVENTS

In accordance with ASC 855-10 Company management reviewed all material events through the date of this report and there are no additional material subsequent events to report.

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None

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

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, (as defined in Rule 13a-15(f)) promulgated under the Exchange Act.  Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2011.  In making this assessment, our management, including our Principle Executive Officer and Principle Financial Officer, used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework.  Our management, including our Principal Executive Officer, has concluded that, as of December 31, 2013, our internal control over financial reporting is not effective based on those criteria.

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

ITEM 9B.            OTHER INFORMATION.

None.

PART III

ITEM 10.                                 DIRECTORS AND EXECUTIVE OFFICERS.

Identify of directors and executive officers

Our directors and executive officers as of December 31, 2013 are as follows:

Name	Age	Positions and Offices	Directorship Term	Period of Service as a Director

Blain Burke	51	President, CEO, Secretary and Director	One Year	September 2013 to Present

Ronald Hudson	64	Director	One Year	November 2013 to Present

Frederick Pettit	76	Director	One Year	February 2013 to Present

Robert O’Connor	69	Director	One Year	August 2003 to Present

Perry W. Slaton	56	Director	One Year	October 1, 2013 to Present

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

Significant Employees

There are no significant employees other than Blain Burke.

Family Relationships

There are no family relationships between any directors or executive officers of Anoteros, either by blood or by marriage.

Background and Business Experience

The business experience during the past five years of the persons presently listed above as an Officer or Director of the Company is as follows:

Blain Burke – Mr. Burke was appointed as a Director, the Chief Executive Officer, President, Chief Financial Officer, and Secretary on September 19, 2013. From 2011 to the present Mr. Burke has served as Chief Executive Officer and President of Surge Power LLC, an alternative energy provider; from 2006 to the present Mr. Burke has served as Chief Executive Officer and President of IVault Systems Inc., a merchant gateway and debit card platform licensing business; from 2002 to 2012 Mr. Burke served as Chief Executive Officer and Information Technology Officer at IVault Systems Inc.; and from 2008 to 2011 Mr. Burke served as Chief Executive Officer at Firewall Security LLC, a compliance company specializing in banking and payment processing compliance.

Ronald Hudson - Mr. Hudson appointed as a Director on November 13, 2013. Mr. Hudson has been the Chief Executive Officer of Superior Wall Systems, Inc. since its inception on December 3, 1979, Chief Executive Officer of SWS Panel, Inc. since its inception on September 11, 2013, and Chief Executive Officer of SWS Truss, Inc. since its inception on September 11, 2013.  Superior Wall Systems, Inc. provides fireproofing, metal framing, gypsum board, acoustical ceilings, lath and plaster, cast products, EIFS, and specialty finishes to private clients and public agencies.  SWS Panel & SWS Truss provide prefabricated metal stud panels and floor systems and roof structures used in hotel construction and apartment, student housing, and retirement and assisted living projects.

Robert H. O'Connor – Mr. O’Connor was appointed as a Director on April 29, 2011. Mr. O’Connor has been the owner of O'Connor Investment Company for over 30 years.  He has developed substantial business experience in the course of originating real estate loans and business loans in California.  Mr. O'Connor is an early stage investor in several notable companies, including Mail.com, which is a media company that is currently expanding into India and China.  He has been a member of the Board of Directors of National Automation Services, Inc., since 2007.  Mr. O'Connor has developed substantial real estate and business projects, and he has achieved successful results with these projects.  Mr. O'Connor earned his Law Degree in 1975 at Lincoln University.

Frederick D. Pettit – Mr. Pettit was appointed as a Director on February 4, 2013.  Mr. Pettit has over 30 years of senior level experience in the financial services and banking industry.  Mr. Pettit has held senior level positions with Citigroup and Credit Suisse First Boston, including being head of Citigroup’s businesses in The Netherlands, France, Germany and Austria.  His experience has encompassed investor relations, fund raising, strategic and operational planning, financial control and auditing, human resources, IT, trading and asset management, mergers and acquisitions, governmental relations, etc. He was recruited by Credit Suisse First Boston to become Chief Operating Officer for all activities outside the US and Switzerland. This was followed by a return to Citigroup as head of international Private Banking, and moved on to become the Chief Operating Officer of the Private Bank at Chemical Bank, prior to Chemical’s acquisitions of Manufacturers Hanover, Chase and JPMorgan.
Mr. Pettit is a graduate of Princeton University, magna cum laude, and the University of Pennsylvania Law School.

Perry W. Slaton - Mr. Slayton was appointed as a Director on October 1, 2013.  For over 20 years, Mr. Slaton has served as Managing Director and Trustee of Slaton Enterprises Trust, a California Business Asset Holding Trust.  The Trust acquires bank instruments, securities and real estate assets, utilized for the benefit of the trust as well as to provide funding and credit facilities for private clients of the Trust.

Directorships

No Director of Anoteros or person nominated or chosen to become a Director holds any other directorship in any company with a class of securities registered pursuant to section 12 of the Exchange Act or subject to the requirements of section 15(d) of such Act or any other company registered as an investment company under the Investment Company Act of 1940.

Involvement in Certain Legal Proceedings

During the past ten years, no present or former director, executive officer or person nominated to become a director or an executive officer of Anoteros has been or filed:

1.
A petition under the Federal bankruptcy laws or any state insolvency law was filed by or against, or a receiver, fiscal agent or similar officer was appointed by a court for the business or property of such person, or any partnership in which he was a general partner at or within two years before the time of such filing, or any corporation or business association of which he was an executive officer at or within two years before the time of such filing;

2.	Such person was convicted in a criminal proceeding or is a named subject of a pending criminal proceeding (excluding traffic violations and other minor offenses);

3.
Such person was the subject of any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from, or otherwise limiting, the following activities:

i.
Acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, any other person regulated by the Commodity Futures Trading Commission, or an associated person of any of the foregoing, or as an investment adviser, underwriter, broker or dealer in securities, or as an affiliated person, director or employee of any investment company, bank, savings and loan association or insurance company, or engaging in or continuing any conduct or practice in connection with such activity;

ii.	Engaging in any type of business practice; or

iii.	Engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of Federal or State securities laws or Federal commodities laws;

4.
Such person was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any Federal or State authority barring, suspending or otherwise limiting for more than 60 days the right of such person to engage in any activity described in paragraph (f)(3)(i) of this section, or to be associated with persons engaged in any such activity;

5.
Such person was found by a court of competent jurisdiction in a civil action or by the Commission to have violated any Federal or State securities law, and the judgment in such civil action or finding by the Commission has not been subsequently reversed, suspended, or vacated;

6.
Such person was found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any Federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated;

7.
Such person was the subject of, or a party to, any Federal or State judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of:

i.	Any Federal or State securities or commodities law or regulation; or

ii.
Any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order; or

iii.	Any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

8.
Such person was the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S.C. 78c(a)(26))), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29))), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Promoters and Control Persons

None.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our executive officers, directors and persons who own more than ten percent of the our Common Stock, to file initial reports of beneficial ownership on Form 3, changes in beneficial ownership on Form 4 and an annual statement of beneficial ownership on Form 5, with the SEC.  Such executive officers, directors and greater than ten percent shareholders are required by SEC rules to furnish Anoteros with copies of all such forms that they have filed.

Based solely on its review of the copies of such forms filed with the SEC electronically, received by Anoteros and representations from certain reporting persons, Anoteros believes that for the fiscal year ended December 31, 2013, none of the current officers, directors and more than 10% beneficial owners have complied with the above described filing requirements.

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

ITEM 11.       EXECUTIVE COMPENSATION

The following table sets forth the compensation paid to our Chief Executive Officer and those executive officers that earned in excess of $100,000 during the twelve month periods ended December 31, 2013 and 2012 (collectively, the “Named Executive Officers”):

Name and Principal Position	Year Ended Dec. 31	Salary ($)	Stock Award(s) ($)	Option Awards $	Non-Equity Incentive Plan Compen-sation	All Other Compen-sation ($)	Total ($)
(a)	(b)	(c)	(e)	(f)	(g)	(i)(1)	(j)
Blain Burke(1)	2013	$120,000	0	$0	0	$0	$120,000
Director, President, CEO	2012	$0	0	$0	0	$0	$0
CFO and Secretary

Ronald Hudson	2013	$0	0	$0	0	$0	$0
Director	2012	$0	0	$0	0	$0	$0

Frederick D. Pettit	2013	$0	0	$0	0	$0	$0
Director	2012	$0	0	$0	0	$0	$0

Robert O’Connor	2013	$0	0	$0	0	$0	$0
Director	2012	$0	0	$0	0	$0	$0

Perry W. Slaton	2013	$0	0	$0	0	$0	$0
Director	2012	$0	0	$0	0	$0	$0

(1)  These amounts represent accrued unpaid salary based on Mr. Burke’s annual salary of $120,000 per year.

Narrative Disclosure to Summary Compensation Table

On September 19, 2013, Mr. Burke was appointed as a Director, President, CEO, CFO and Secretary.  Mr. Burke will receive a salary of $120,000 per year, to be accrued and paid as resources permit, and will be eligible for one or more bonuses to be granted at the discretion of the Registrant’s Board of Directors.

Outstanding Equity Awards at Fiscal Year-End

No executive officer or director received any equity awards, or holds exercisable or unexercisable options, as of the year ended December 31, 2013.

Long-Term Incentive Plans

There are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers.

Compensation Committee

We currently do not have a compensation committee of the Board of Directors.  The Board of Directors as a whole determines executive compensation.

Compensation of Directors

There was no compensation paid to any director who was a Named Executive Officer during the year ended December 31, 2013.

There are no employment contracts, compensatory plans or arrangements, including payments to be received from Anoteros with respect to any Director that would result in payments to such person because of his or her resignation with Anoteros, or its subsidiaries, any change in control of Anoteros. There are no agreements or understandings for any Director to resign at the request of another person.  None of our Directors or executive officers acts or will act on behalf of or at the direction of any other person.

ITEM 12.             SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
AND RELATED STOCKHOLDER MATTERS.

Security Ownership of Certain Beneficial Owners

The following table sets forth the amount and nature of beneficial ownership of any class of voting securities of any person known to Anoteros to be the beneficial owner of more than five percent, as of the close of business on December 31, 2013.

(1)	(2)	(3)	(4)
Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class
Common Stock	Blain Burke 609 Deep Valley Drive, Suite 200 Rolling Hills Estates, California 90274	0	0.00%

Common Stock	Ronald Hudson 1232 E. Orangethorpe Avenue Fullerton, CA 92831	7,665,917	16.11%

Common Stock	Frederick Pettit 310 Singing Brook Circle Santa Rosa, CA 95409	0	0.00%

Common Stock	Robert O’Connor 330 Primrose Road, Suite 216 Burlingame, CA 94010	9,202,523	19.34%

Common Stock	Perry W. Slaton 1616 Blanco Drive Las Vegas, NV 89031	0	0.00%

Security Ownership of Management

The following table sets forth the amount and nature of beneficial ownership of any class of voting securities of all current, directors and executive officers of Anoteros as of the close of business on December 31, 2013.

(1)	(2)	(3)	(4)
Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class
Common Stock	Blain Burke 609 Deep Valley Drive, Suite 200 Rolling Hills Estates, California 90274	0	0.00%

Common Stock	Ronald Hudson 1232 E. Orangethorpe Avenue Fullerton, CA 92831	7,665,917	16.11%

Common Stock	Frederick Pettit 310 Singing Brook Circle Santa Rosa, CA 95409	0	0.00%

Common Stock	Robert O’Connor 330 Primrose Road, Suite 216 Burlingame, CA 94010	9,202,523	19.34%

Common Stock	Perry W. Slaton 1616 Blanco Drive Las Vegas, NV 89031	0	0.00%

Changes in Control

To the best of Anoteros’ knowledge there are no present arrangements or pledges of securities, which may result in a change in control.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Related Party Transactions

During the fiscal years ended December 31, 2013, Anoteros has not been a party to any transactions between persons who were executive officers, directors, or principal stockholders..

Review, Approval or Ratification of Transactions with Related Persons

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

Promoters and Certain Control Persons

There have been no material transactions, series of similar transactions, currently proposed transactions, or series of similar transactions, to which Anoteros is to be a party, in which any promoter or founder, or any member of the immediate family of any of the foregoing persons, had a material interest.

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

Audit Fees

During the fiscal year ended December 31, 2013, we incurred approximately $10,000 in fees to our principal independent accountants for professional services rendered in connection with the audit and reviews of our financial statements for fiscal year ended December 31, 2013.

During the fiscal year ended December 31, 2012, we incurred approximately $20,000 in fees to our our former accountants, Lake & Associates for professional services rendered in connection with the audit and reviews of our financial statements for fiscal year ended December 31, 2012.

Audit-Related Fees

The aggregate fees billed during the fiscal years ended December 31, 2013 and 2012 for assurance and related services by our principal independent accountants that are reasonably related to the performance of the audit or review of our financial statements (and are not reported under Item 9(e)(1) of Schedule 14A was $0 and $0, respectively.

Tax Fees

The aggregate fees billed during the fiscal years ended December 31, 2013 and 2012 for professional services rendered by our principal accountant tax compliance, tax advice and tax planning was $0 and $0, respectively.

All Other Fees

The aggregate fees billed during the fiscal years ended December 31, 2013 and 2012 for products and services provided by our principal independent accountants (other than the services reported in Items 9(e)(1) through 9(e)(3) of Schedule 14A was $0 and $0, respectively.

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

(a)           Financial Statements.

(i)           The Balance Sheet of Anoteros, Inc., as of December 31, 2013 and 2012, the Statements of Operations for the years ended December 31, 2013 and 2012, the Statements Stockholders’ Equity (Deficit) from December 31, 2009 to December 31, 2013, and of Cash Flows for the years ended December 31, 2013 and 2012, and together with the notes thereto and the reports of Sadler, Gibb & Associates thereon appear in Item 8 and are included in this report.

(b)           Exhibits. The following exhibits are either filed as a part hereof or are incorporated by reference. Exhibit numbers correspond to the numbering system in Item 601 of Regulation S-K.

Exhibit
Number	Description of Exhibit
31.01	Certification of CFO Pursuant to Rule 13a-14(a) and 15d-14(a), filed herewith
31.02	Certification of CFO Pursuant to Rule 13a-14(a) and 15d-14(a), filed herewith
32.01	Certification Pursuant to Section 1350 of Title 18 of the United States Code, filed herewith

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

Anoteros, Inc.

Dated: November 20, 2014
By: Blaine Burke
Its: President and Secretary, CEO and Principal Executive Officer Chief Financial Officer and Principal Accounting Officer

Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Dated: November 20, 2014
By: Blaine Burke, Director

Dated: November 20, 2014
By: Ronald Hudson, Director

Dated: November 20, 2014
By: Don Martino, Director