Form 10-Q
period 2014-03-31
Anoteros, Inc.
filed 2014-12-16
CIK 1390292

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended: March 31, 2014

000-52561
(Commission File Number)

ANOTEROS, INC.
 (Exact name of Registrant as specified in its charter)

Nevada	88-0368849
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

609 Deep Valley Drive, Suite 200, Rolling Hills, California 90274
 (Address of principal executive offices, Zip Code)

(218) 940-2274
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

As of December 12, 2014 there were 56,125,913 shares of the registrant’s $0.001 par value common stock issued and outstanding.

*Please note that throughout this Quarterly Report, and unless otherwise noted, the words "we," "our," "us," “ANOS”, and the "Company” refers to Anoteros, Inc.

(ii)

ANOTEROS, INC. AND SUBSIDIARY
Condensed Consolidated Balance Sheets

ASSETS

	March 31,	December 31,
	2014	2013
	(Unaudited)
CURRENT ASSETS
Cash	$444	$-

Total Current Assets	444	-

TOTAL ASSETS	$444	$-

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses	$612,505	$611,706
Accounts payable and accrued expenses
related party	150,273	120,684
Judgement payable	178,105	174,730
Accrued interest	164,909	159,005
Bank overdraft	-	452
Payroll taxes payable	171,984	171,984
Notes payable - related party	68,800	67,800
Notes payable	82,877	82,877
Convertible debentures	90,000	90,000

Total Current Liabilities	1,519,453	1,479,238

TOTAL LIABILITIES	1,519,453	1,479,238

STOCKHOLDERS' DEFICIT
Preferred stock; 25,000,000 shares authorized,
$0.001 par value, no shares issued
and outstanding	-	-
Common stock; 100,000,000 shares authorized,
at $0.001 par value, 47,675,913 and 47,675,913
shares issued and outstanding, respectively	47,675	47,675
Additional paid-in capital	22,464,625	22,464,625
Accumulated deficit	(24,031,309)	(23,991,538)

Total Stockholders' Deficit	(1,519,009)	(1,479,238)

TOTAL LIABILITIES AND
STOCKHOLDERS' DEFICIT	$444	$-

The accompanying notes are an integral part of these consolidated financial statements.

ANOTEROS, INC. AND SUBSIDIARY
Condensed Consolidated Statements of Operations
(Unaudited)

	For the Three Months Ended
	March 31,
	2014	2013

REVENUES	$-	$352
COST OF SALES	-	-
GROSS PROFIT (LOSS)	-	352

OPERATING EXPENSES

Professional fees	625	8,222
Officer compensation	29,589	15,000
General and administrative expenses	105	2,898

Total Operating Expenses	30,319	26,120

OPERATING LOSS	(30,319)	(25,768)

OTHER EXPENSE

Interest expense	(9,453)	(7,503)

Total Other Expense	(9,453)	(7,503)

LOSS BEFORE INCOME TAXES	(39,772)	(33,271)

PROVISION FOR INCOME TAXES	-	-

NET LOSS	$(39,772)	$(33,271)

BASIC LOSS PER SHARE	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER
OF SHARES OUTSTANDING:
BASIC AND DILUTED	47,675,913	47,575,913

The accompanying notes are an integral part of these consolidated financial statements.

ANOTEROS, INC. AND SUBSIDIARY
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	For the Three Months Ended
	March 31,
	2014	2013
OPERATING ACTIVITIES
Net loss	$(39,772)	$(33,271)
Adjustments to reconcile net loss to net cash
used by operating activities:
Common stock issued for services	-	-
Changes in operating assets and liabilities
Accrued interest	5,904	4,129
Accounts payable and accrued expenses	30,389	963
Judgment payable	3,375	3,374
Related party accounts payable and accrued expenses	-	13,400

Net Cash Used in Operating Activities	(104)	(11,405)

INVESTING ACTIVITIES	-	-

FINANCING ACTIVITIES
Bank overdraft	(452)	(389)
Proceeds from related party payables	1,000	20,600
Proceeds from notes payable	-	-

Net Cash Provided by Financing Activities	548	20,211

NET INCREASE (DECREASE) IN CASH	444	8,806
CASH AT BEGINNING OF PERIOD	-	26

CASH AT END OF PERIOD	$444	$8,832

SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION

CASH PAID FOR:
Interest	$-	$-
Income Taxes	-	-

The accompanying notes are an integral part of these consolidated financial statements.

ANOTEROS, INC. AND SUBIDIARY
Notes to the Condensed Consolidated Financial Statements
March 31, 2014 and December 31, 2013

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited balance sheets of the Company at March 31, 2014 and related unaudited statements of operations, and cash flows for the three months ended  March 31, 2014 and 2013, have been prepared by management in conformity with United States generally accepted accounting principles and the rules of the Securities and Exchange Commission. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.  It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the December 31, 2013 audited financial statements.  Operating results for the period ended March 31, 2014, are not necessarily indicative of the results that can be expected for the fiscal year ending December 31, 2014 or any other subsequent period.

NOTE 2 – GOING CONCERN

The Company's financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern.  During the three months ended March 31, 2014 the Company realized a net loss of $39,772 and has incurred an accumulated deficit of $24,031,309.  The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

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
March 31, 2014 and December 31, 2013

NOTE 3 – SIGNIFICANT ACCOUNTING POLICIES (Continued)

Basic and Diluted Net Income (Loss) per Share
The Company computes net income (loss) per share in accordance with ASC 260 which requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing Diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants or the conversion of convertible debt. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive.  For the three-month periods ended March 31, 2014 and 2013, the Company’s -0- warrants and options, respectively, are excluded from the computation of diluted earnings per share as they are anti-dilutive.  In addition, the 190,278 and 182,245 shares issuable upon conversion of convertible debt at March 31, 2014 and 2013, respectively, are also excluded from the computation of diluted earnings per share as they are anti-dilutive.

NOTE 4 – RELATED PARTY TRANSACTIONS

Accounts Payable and Accrued Expenses
During the three months ended March 31, 2014 the Company accrued $29,589 in unpaid salary due to its chief executive officer, and made no payments.

Notes Payable – Related Parties
During the year ended December 31, 2012 the Company borrowed an aggregate total of $20,500 from various related parties.  These notes are unsecured, accrue no interest, and are due on demand.  During the year ended December 31, 2013, the Company borrowed an additional $47,300 under the same terms.  During the three months ended March 31, 2014 the Company borrowed an additional $1,000 under the same terms.  The outstanding principal balance on the notes totaled $68,800 and $67,800 as of March 31, 2014 and December 31, 2013, respectively.

NOTE 5 – NOTES PAYABLE

At March 31, 2014 and December 31, 2013, the Company had outstanding notes payable of $82,877. The notes bear interest from 10 percent to 12 percent per annum, with one non-interest bearing note, are unsecured and due on demand.

During the three months ended March 31, 2014 and March 31, 2013, the Company made no new borrowings on these notes, and made no principal payments. The Company accrued interest on the notes in the amounts of $1,910 for the three months ended March 31, 2014 and March 31, 2013, respectively.

NOTE 6 – CONVERTIBLE DEBENTURES

At March 31, 2014 and December 31, 2013 the Company had three outstanding convertible debentures totaling an aggregate of $90,000.  These debentures are due to various unrelated parties and were originated during the 2005 and 2007 fiscal years.  The debentures are convertible into shares of the Company’s common stock at a conversion price of $1.00 per share.  Each of the debentures in currently in default, and is accruing interest at the default rate of 18 percent per annum.  The Company accrued interest on the notes in the amounts of $3,995 and $2,219 for the three months ended March 31, 2014 and March 31, 2013, respectively.  As of March 31, 2014 and March 31, 2013 the Company had a total of $112,439 and $94,464 in accrued interest payable relating to these debentures.

ANOTEROS, INC. AND SUBIDIARY
Notes to the Condensed Consolidated Financial Statements
March 31, 2014 and December 31, 2013

NOTE 7 – SUBSEQUENT EVENTS

Subsequent to March 31, 2014 the Company issued 11,250,000 shares of common stock as payment for services rendered, and an additional 200,000 shares as payment on outstanding debts.  The Company also cancelled 3,250,000 shares of common stock

Management performed an evaluation of Company activity through the date the financial statements were issued, and has concluded that there are no other significant subsequent events requiring disclosure.

ANOTEROS, INC. AND SUBIDIARY
Notes to the Condensed Consolidated Financial Statements
March 31, 2014 and December 31, 2013

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

Three months ended March 31, 2014 compared to the three months ended March 31, 2013

For the three months ended March 31, 2014, the Company had revenue of $-0- compared with revenue of $352 for the comparable period in 2013.  The slight decrease in revenue is due to a cease in operations while the Company was restructured.  As the Company enters into new distribution agreements, revenue is expected to increase.

Cost of sales for the three months ended March 31, 2014 was $-0- as it was during the comparable period in 2013.

Operating expenses for the three months ended March 31, 2014 totaled $30,319, of which $29,589 was for wages and payroll, compared to $26,120 for the comparable period in 2013, of which $15,000 was for wages and payroll.  This increase in operating expenses resulted from an increase in accrued officer compensation expense, partially offset by a general decrease in business activity during the current period as the Company transitions to a new management group and reformulates its business plans.

The Company incurred a net loss of $39,772 during the three month period ended March 31, 2014 compared to $33,271 for the comparable period in 2013.  As noted above, this slight increase in the Company’s net loss resulted primarily from an increase in accrued officer compensation expense, partially offset by a general decrease in business activity as the Company transitions to a new management group.  Basic net loss per share was $(0.00) for the three month period ended March 31, 2014, compared to a basic net loss per share of $(0.00) from the comparable period of 2013.

Liquidity and Capital Resources

As of March 31, 2014, the Company had a negative working capital of $1,519,009 compared to a negative working capital of $1,479,238 at December 31, 2013. The change in working capital resulted primarily from the Company’s basic operating expenses during the three months ended March 31, 2014.

During the three months ended March 31, 2014 the Company experienced negative cash flow of $104 from operating activities.  The Company met its cash requirements during this period primarily through its debt financing activities, realizing a net cash inflow from financing activities in the amount of $548.

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 4.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by our company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management carried out an evaluation under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 ("Exchange Act"). Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures were not effective as of March 31, 2014 to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms.  Please refer to our Annual Report on Form 10-K as filed with the SEC on November 21, 2014, for a complete discussion relating to the foregoing evaluation of Disclosures and Procedures.

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

PART II -  OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

Denise Bogard -v- South Bay Capital

We are a party defendant in the action Denise Bogard -v- South Bay Capital, et al, Superior Court of the State of California, County of Los Angele. Case No. YC068410.  In this Plaintiff alleges, among other things that certain individuals associated with COA Holdings in 2009, 2010 and 2011, prior to the acquisition of COA, by Anoteros through its subsidiary Antero Payment Solutions Inc., misrepresented and were negligent to Mr. Bogard with regard to her investment in COA.  Neither Anoteros, Antero Payment Solutions Inc., or any of the current officers and directors were involved in such matters and have no director knowledge of such events.  Anoteros has yet to make an appearance in this matter due to lack of funds and is investigating the matter.

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

ITEM 2.    UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no unregistered sales of equity securities during the period covered by this report.

On April 30, 2014, subsequent to period covered by this report, pursuant to the Settlement Agreement and General Mutual Release, as described below, entered into by Fredrick D. Pettit, the Company, and Antero Payment Solutions, Inc., a subsidiary of the Company, the Company authorized the issuance of 250,000 restricted shares of common stock to Mr. Pettit.  No underwriters were used.  The securities were issued pursuant to an exemption from registration provided under Section 4(2) of the Securities Act of 1933.

Subsequent to March 31, 2014 the Company issued 11,250,000 shares of common stock as payment for services rendered, and an additional 200,000 shares as payment on outstanding debts.  The Company also cancelled 3,250,000 shares of common stock

ITEM 5.     OTHER INFORMATION

On April 11, 2014, subsequent to period covered by this report, in conjunction with the Company’s undertaking to turn-around and revive and restore the Company’s business opportunities, Michael Lerma, a former officer and director and the Company entered into a Settlement Agreement and General Mutual Release (“Settlement Agreement”) to resolve any uncertainty as to any shares, options or other compensation owing to Mr. Lerma.  Pursuant to the terms and conditions of the Settlement Agreement Mr. Lerma retained the 369,564 shares of the Company’s common stock owned by him, released the Company with regard to any claims for any additional shares, options or other compensation that might have be due Mr. Lerma, and Mr. Lerma, the Company, along with Antero Payment Solutions, Inc., a subsidiary of the Company mutually released each other from any and all claims, demands, obligations or causes of action whatsoever.

On April 15, 2014, subsequent to period covered by this report, in conjunction with the Company’s undertaking to turn-around and revive and restore the Company’s business opportunities, Robert O’Connor, then a director and the Company entered into a Settlement Agreement and General Mutual Release (“Settlement Agreement”) to resolve any uncertainty as to any shares, options or other compensation owing to Mr. O’Connor.  Pursuant to the terms and conditions of the Settlement Agreement, Mr. O’Connor resigned as a director of the Company and agreed to return and cancel 3,250,000 shares of the Company’s common stock previously issued to Mr. O’Connor.  Additionally, Mr. O’Connor released the Company with regard to any claims for any additional shares, options or other compensation that might have be due Mr. O’Connor, and Mr. O’Connor, the Company, and Antero Payment Solutions, Inc., a subsidiary of the Company mutually released each other from any and all claims, demands, obligations or causes of action whatsoever.

On April 25, 2014, subsequent to period covered by this report, for health reasons, Perry Slayton resigned as a director of the Company.

On April 30, 2014, subsequent to period covered by this report, in conjunction with the Company’s undertaking to turn-around and revive and restore the Company’s business opportunities, Frederick D. Pettit, then a director and the Company entered into a Settlement Agreement and General Mutual Release (“Settlement Agreement”) to resolve any uncertainty as to any shares, options or other compensation owing to Mr. Pettit.  Pursuant to the terms and conditions of the Settlement Agreement, Mr. Pettit resigned as a director of the Company and the Company agreed to issue 250,000 restricted shares of the Company’s common stock Mr. Pettit for his past services as a director of the Company; Mr. Pettit released the Company with regard to any claims for any additional shares, options or other compensation that might have be due Mr. Petitt, and Mr. Pettit, the Company, and Antero Payment Solutions, Inc., a subsidiary of the Company mutually released each other from any and all claims, demands, obligations or causes of action whatsoever.

On April 30, 2014, subsequent to period covered by this report, Don Martino age 65 was appointed a Director of the Company, to serve in such capacity until his successor is elected and qualified.  Mr. Martino has owned and operated DMA Inc. for over 30 years. DMA Inc. specializes in direct marketing, payment processing and lead generation services.

ITEM 6.     EXHIBITS

(a)           Documents filed as part of this Report.

1.           Financial Statements.  The condensed unaudited consolidated Balance Sheet of Anoteros, Inc. and subsidiaries, as of March 31, 2014 and the audited balance sheet as of December 31, 2013, the condensed unaudited Statements of Operations for the three month periods ended March 31, 2014 and 2013, and the condensed unaudited Statements of Cash Flows for the three month periods ended March 31, 2014 and 2013, together with the notes thereto, are included in this Quarterly Report on Form 10-Q.

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
101
The following materials from the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2013 formatted in Extensible Business Reporting Language (“XBRL”): (i) the balance sheets (unaudited) ; (ii) the statements of operations (unaudited); (iii) the statements of cash flows (unaudited); and, (iv) related notes. (3)

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

ANOTEROS, INC.

Dated: December 15, 2014
______________________________
By: Blaine Burke
Its: Chief Financial Officer