Form 10-Q
period 2014-09-30
Anoteros, Inc.
filed 2014-12-23
CIK 1390292

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended: September 30, 2014

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

As of December 19, 2014 there were 56,125,913 shares of the registrant’s $0.001 par value common stock issued and outstanding.

*Please note that throughout this Quarterly Report, and unless otherwise noted, the words "we," "our," "us," “ANOS”, and the "Company” refers to Anoteros, Inc.

  (ii)

ANOTEROS, INC. AND SUBIDIARY
Condensed Consolidated Balance Sheets

ASSETS

	September 30,	December 31,
	2014	2013
	(Unaudited)
CURRENT ASSETS
Cash	$-	$-

Total Current Assets	-	-

TOTAL ASSETS	$-	$-

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses	$617,985	$611,706
Accounts payable and accrued expenses
related party	210,438	120,684
Judgement payable	184,966	174,730
Accrued interest	176,915	159,005
Bank overdraft	6	452
Payroll taxes payable	171,984	171,984
Notes payable - related party	68,800	67,800
Notes payable	82,877	82,877
Convertible debentures	90,000	90,000

Total Current Liabilities	1,603,971	1,479,238

TOTAL LIABILITIES	1,603,971	1,479,238

STOCKHOLDERS' DEFICIT
Preferred stock; 25,000,000 shares authorized,
$0.001 par value, no shares issued
and outstanding	-	-
Common stock; 100,000,000 shares authorized,
at $0.001 par value, 55,175,913 and 47,675,913
shares issued and outstanding, respectively	55,175	47,675
Additional paid-in capital	22,889,626	22,464,625
Accumulated deficit	(24,548,772)	(23,991,538)

Total Stockholders' Deficit	(1,603,971)	(1,479,238)

TOTAL LIABILITIES AND
STOCKHOLDERS' DEFICIT	$-	$-

The accompanying notes are an integral part of these financial statements.

ANOTEROS, INC. AND SUBIDIARY
Condensed Consolidated Statements of Operations
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013

REVENUES	$-	$40	$-	$528
COST OF SALES	-	-	-	-
GROSS PROFIT	-	40	-	528

OPERATING EXPENSES

Professional fees	425,721	-	441,856	22,455
Officer compensation	29,918	3,616	89,754	33,082
General and administrative	64	341	304	7,668

Total Operating Expenses	455,703	3,957	531,914	63,205

OPERATING LOSS	(455,703)	(3,917)	(531,914)	(62,677)

OTHER EXPENSE

Interest expense	(9,486)	(9,549)	(28,321)	(28,209)
Gain on settlement of debt	-	-	3,000	-

Total Other Expense	(9,486)	(9,549)	(25,321)	(28,209)

LOSS BEFORE INCOME TAXES	(465,189)	(13,466)	(557,235)	(90,886)

PROVISION FOR INCOME TAXES	-	-	-	-

NET LOSS	$(465,189)	$(13,466)	$(557,235)	$(90,886)

BASIC LOSS PER SHARE	$(0.01)	$(0.00)	$(0.01)	$(0.00)

WEIGHTED AVERAGE NUMBER
OF SHARES OUTSTANDING:
BASIC AND DILUTED	46,273,739	47,675,913	46,354,484	47,679,913

The accompanying notes are an integral part of these financial statements.

ANOTEROS, INC. AND SUBIDIARY
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	For the Nine Months Ended
	September 30,
	2014	2013
OPERATING ACTIVITIES
Net loss	$(557,235)	$(90,886)
Adjustments to reconcile net loss to net cash
used by operating activities:
Common stock issued for services	432,500	-
Changes in operating assets and liabilities
Accrued interest	17,910	17,973
Accounts payable and accrued expenses	6,281	6,193
Judgment payable	10,236	10,237
Related party accounts payable and accrued expenses	89,754	27,542

Net Cash Used in Operating Activities	(554)	(28,941)

INVESTING ACTIVITIES	-	-

FINANCING ACTIVITIES
Bank overdraft	(446)	120
Proceeds from related party payables	1,000	28,800
Proceeds from notes payable	-	-

Net Cash Provided by Financing Activities	554	28,920

NET INCREASE (DECREASE) IN CASH	-	(21)
CASH AT BEGINNING OF PERIOD	-	26

CASH AT END OF PERIOD	$-	$5

SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION

CASH PAID FOR:
Interest	$-	$-
Income Taxes	-	-

The accompanying notes are an integral part of these financial statements.

ANOTEROS, INC. AND SUBIDIARY
Notes to the Condensed Consolidated Financial Statements
September 30, 2014 and December 31, 2013

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited balance sheets of the Company at September 30, 2014 and related unaudited statements of operations, and cash flows for the three and nine months ended September 30, 2014 and 2013, have been prepared by management in conformity with United States generally accepted accounting principles and the rules of the United States Securities and Exchange Commission.  In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.  It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the December 31, 2013 audited financial statements.  Operating results for the period ended September 30, 2014, are not necessarily indicative of the results that can be expected for the fiscal year ending December 31, 2014 or any other subsequent period.

NOTE 2 – GOING CONCERN

The Company's financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern.  During the nine months ended September 30, 2014 the Company realized a net loss of $557,235 and has incurred an accumulated deficit of $24,548,772.  The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

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
September 30, 2014 and December 31, 2013

NOTE 3 – SIGNIFICANT ACCOUNTING POLICIES (Continued)

Basic and Diluted Net Income (Loss) per Share
The Company computes net income (loss) per share in accordance with ASC 260 which requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing Diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants or the conversion of convertible debt. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive.  For the nine-month periods ended September 30, 2014 and 2013, the Company’s -0- warrants and options, respectively, are excluded from the computation of diluted earnings per share as they are anti-dilutive.  In addition, the 190,278 and 182,245 shares issuable upon conversion of convertible debt at September 30, 2014 and 2013, respectively, are also excluded from the computation of diluted earnings per share as they are anti-dilutive.

NOTE 4 – RELATED PARTY TRANSACTIONS

Accounts Payable and Accrued Expenses
During the nine months ended September 30, 2014 the Company accrued $89,754 in unpaid salary due to its former chief financial officer, and made no payments.

Notes Payable – Related Parties
During the year ended December 31, 2012 the Company borrowed an aggregate total of $20,500 from various related parties.  These notes are unsecured, accrue no interest, and are due on demand.  During the year ended December 31, 2013, the Company borrowed an additional $47,300 under the same terms.  During the nine months ended September 30, 2014 the Company borrowed an additional $1,000 under the same terms.  The outstanding principal balance on the notes totaled $68,800 and $67,800 as of September 30, 2014 and December 31, 2013, respectively.

NOTE 5 – NOTES PAYABLE

At September 30, 2014 and December 31, 2013, the Company had outstanding notes payable of $82,877. The notes bear interest from 10 percent to 12 percent per annum, with one non-interest bearing note, are unsecured and due on demand.

During the nine months ended September 30, 2014 and the year ended December 31, 2013, the Company made no new borrowings on these notes, and made no principal payments. The Company accrued interest on the notes in the amounts of $5,793 and $7,745 for the nine months ended September 30, 2014 and the year ended December 31, 2013, respectively.

NOTE 6 – CONVERTIBLE DEBENTURES

At September 30, 2014 and December 31, 2013 the Company had three outstanding convertible debentures totaling an aggregate of $90,000.  These debentures are due to various unrelated parties and were originated during the 2005 and 2007 fiscal years.  The debentures are convertible into shares of the Company’s common stock at a conversion price of $1.00 per share.  Each of the debentures in currently in default, and is accruing interest at the default rate of 18 percent per annum.  The Company accrued interest on the notes in the amounts of $12,117 and $16,200 for the nine months ended September 30, 2014 and the year ended December 31, 2013, respectively.  As of September 30, 2014 and December 31, 2013 the Company had a total of $120,561 and $108,445 in accrued interest payable relating to these debentures.

ANOTEROS, INC. AND SUBIDIARY
Notes to the Condensed Consolidated Financial Statements
September 30, 2014 and December 31, 2013

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

On September 16, 2014 the Company issued 10,500,000 shares of common stock to various individuals as payment for services rendered.  The shares were valued at $0.04 per share, being the market value of the shares on the date of issuance, resulting in an aggregate value of $420,000.

NOTE 8 – SUBSEQUENT EVENTS

Subsequent to September 30, 2014 the Company issued 750,000 shares of common stock as payment for services rendered, and an additional 200,000 shares as payment on outstanding debts.

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

Three months ended September 30, 2014 compared to the three months ended September 30, 2013

For the three months ended September 30, 2014, the Company had revenue of $-0- compared with revenue of $40 for the comparable period in 2013.  The slight decrease in revenue is due to a cease in operations while the Company was restructured.  As the Company enters into new distribution agreements, revenue is expected to increase.

Cost of sales for the three months ended September 30, 2014 was $-0- as it was during the comparable period in 2013.

Operating expenses for the three months ended September 30, 2014 totaled $455,703, of which $425,721 was for professional fees and $29,918 was for wages and payroll, compared to $3,957 for the comparable period in 2013, of which $-0- was for professional fees and $3,616 was for wages and payroll.  This increase in operating expenses resulted from primarily from increased professional fees during the 2014 period.  Of these professional fees, $420,000 was paid through the issuance of 10,500,000 shares of the Company’s common stock.  The increased operating expenses also resulted from an increase in accrued officer compensation expense, which was partially offset by a general decrease in business activity during the current period as the Company transitions to a new management group and reformulates its business plans.

The Company incurred a net loss of $465,189 during the three month period ended September 30, 2014 compared to $13,466 for the comparable period in 2013.  As noted above, this increase in the Company’s net loss resulted primarily from increased professional fees during the 2014 period.  Of these professional fees, $420,000 was paid through the issuance of 10,500,000 shares of the Company’s common stock.  Basic net loss per share was $(0.01) for the three month period ended September 30, 2014, compared to a basic net loss per share of $(0.00) from the comparable period of 2013.

Nine months ended September 30, 2014 compared to the nine months ended September 30, 2013

For the nine months ended September 30, 2014, the Company had revenue of $-0- compared with revenue of $528 for the comparable period in 2013.  The slight decrease in revenue is due to a cease in operations while the Company was restructured.  As the Company enters into new distribution agreements, revenue is expected to increase.

Cost of sales for the nine months ended September 30, 2014 was $-0- as it was during the comparable period in 2013.

Operating expenses for the nine months ended September 30, 2014 totaled $531,914, of which $441,856 was for professional fees and $89,754 was for wages and payroll, compared to $63,205 for the comparable period in 2013, of which $22,455 was for professional fees and $33,082 was for wages and payroll.  This increase in operating expenses resulted from primarily from increased professional fees during the 2014 period.  Of these professional fees, $420,000 was paid through the issuance of 10,500,000 shares of the Company’s common stock.  The increased operating expenses also resulted from an increase in accrued officer compensation expense, which was partially offset by a general decrease in business activity during the current period as the Company transitions to a new management group and reformulates its business plans.

The Company incurred a net loss of $557,235 during the nine month period ended September 30, 2014 compared to $90,886 for the comparable period in 2013.  As noted above, this increase in the Company’s net loss resulted primarily from increased professional fees during the 2014 period.  Of these professional fees, $420,000 was paid through the issuance of 10,500,000 shares of the Company’s common stock.  Basic net loss per share was $(0.01) for the three month period ended September 30, 2014, compared to a basic net loss per share of $(0.00) from the comparable period of 2013.

Liquidity and Capital Resources

As of September 30, 2014, the Company had a negative working capital of $1,603,971 compared to a negative working capital of $1,479,238 at December 31, 2013. The change in working capital resulted primarily from the Company’s basic operating expenses during the nine months ended September 30, 2014.

During the nine months ended September 30, 2014 the Company experienced negative cash flow of $554 from operating activities.  The Company met its cash requirements during this period primarily through its debt financing activities, realizing a net cash inflow from financing activities in the amount of $554.

ITEM 3.                                      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 4.                      CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by our company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management carried out an evaluation under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 ("Exchange Act"). Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures were not effective as of September 30, 2014 to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms.  Please refer to our Annual Report on Form 10-K as filed with the SEC on April 22, 2013, for a complete discussion relating to the foregoing evaluation of Disclosures and Procedures.

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

ITEM 2.                      UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS

1.             Quarterly Issuances:

On September 16, 2014, the Company authorized the issuance of 9,600,000 restricted shares of common stock as follows:

•
100,000 restricted shares of Common Stock issued to the Company’s prior legal counsel who in June 2013 entered into an agreement to purchase said 100,000 shares in consideration of the sum of $1,000 via the credit against amounts due and owing by the Company for prior legal services provided;

•	1,500,000 restricted shares of Common Stock issued to a consultant in consideration of prior services provided to the Company;

•	250,000 restricted shares of Common Stock issued to Don Martino, an outside director of the Company in consideration of director services provided to the Company;

•	250,000 restricted shares of Common Stock issued to Ronald Hudson, an outside director of the Company in consideration of director services provided to the Company;

•	8,000,000 restricted shares of Common Stock issued to Blain Burke, the President and CEO of the Company, as partial consideration of his services to the Company;

Also on September 16, 2014, the Company entered into an Agreement to retain Chachas Law Group PC as legal counsel for the Company. In lieu of cash which the Company did not have, the Company authorized the issuance of an aggregate of 1,250,000 restricted shares of common stock to be issued and disbursed on a monthly basis.  Chachas Law Group agreed that the Company would have the right through December 31, 2014, to repurchase said shares for cash if it were in the position to do so.

No underwriters were used.  The securities were issued pursuant to an exemption from registration provided under Section 4(2) of the Securities Act of 1933.

2.             Subsequent Issuances:  Subsequent to the period covered by this report, on October 2, 2014, pursuant to the agreement reached with Colonial Stock Transfer Co. (“Colonial”), the Company authorized the issuance of 200,000 restricted shares of common stock to Colonial as payment $2,871 due and owing by the Company to Colonial and up to an additional $1,100 of services to be provided by Colonial to the Company. No underwriters were used.  The securities were issued pursuant to an exemption from registration provided under Section 4(2) of the Securities Act of 1933.

The Company further issued 750,000 restricted shares of common stock pursuant to the September 16, 2014, agreement entered into with Chachas Law Group set forth above.

ITEM 5.                      OTHER INFORMATION

None

ITEM 6.                      EXHIBITS

(a)           Documents filed as part of this Report.

1.           Financial Statements.  The condensed unaudited consolidated Balance Sheet of Anoteros Inc., and subsidiaries as of September 30, 2014 and the audited balance sheet as of December 31, 2013, the condensed unaudited Statements of Operations for the three and six month periods ended September 30, 2014 and 2013, and the condensed unaudited Statements of Cash Flows for the six month periods ended September 30, 2014 and 2013, together with the notes thereto, are included in this Quarterly Report on Form 10-Q.

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
101
The following materials from the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2014 formatted in Extensible Business Reporting Language (“XBRL”): (i) the balance sheets (unaudited) ; (ii) the statements of operations (unaudited); (iii) the statements of cash flows (unaudited); and, (iv) related notes. (3)

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

ANOTEROS, INC.

Dated: December 19, 2014                                                           /s/ Blain Burke
_______________________________
By:  Blain Burke
Its:  Chief Financial Officer